Form 10QSB
period 1999-09-30
FORMULA FOOTWEAR INC
filed 2000-08-07
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                   002-98748-D

                             FORMULA FOOTWEAR, INC.
                 (Name of Small Business Issuer in its Charter)


                 UTAH                                     33-0317292
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)262-8844

                              None, Not Applicable;

                                   -----------
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes  X    No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                  June 30, 2000

                                    4,267,288

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             Formula Footwear, Inc.
                                 BALANCE SHEETS
                               September 30, 1999


                                                            09/30/1999
                                                          --------------
                                                           [Unaudited]
ASSETS

Assets                                                   $             0

                                                          --------------
         Total Assets                                    $             0
                                                          ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         4,070
     Accounts Payable                                                426
     Income Taxes Payable                                              0
                                                          --------------
         Total Current Liabilities                                 4,496

         Total Liabilities                                         4,496
                                                          --------------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 1,029,758 shares                             1,030
     Paid-in Capital                                             351,753
     Accumulated Deficit                                       (357,279)
                                                          --------------
         Total Stockholders' Deficit                             (4,496)

                                                          --------------
         Total Liabilities and Stockholders' Deficit     $             0
                                                          ==============

NOTE  TO  FINANCIAL   STATEMENTS:   Interim  financial  statements  reflect  all
adjustments  which  are,  in the  opinion  of  management,  necessary  to a fair statement of the results for the periods.  The  September 30, 1999 balance sheet has been derived from the audited financial statements.  These interim financial statements  conform with the requirements for interim  financial  statements and consequently do not include all the disclosures  normally  required by generally accepted accounting principles.



                             Formula Footwear, Inc.
                            STATEMENTS OF OPERATIONS


                                              Three          Three       Six Months   Six Months        From the Beginning of
                                             Months         Months                                      Development Stage on
                                              Ended          Ended          Ended        Ended          April 1, 1989 through
                                           09/30/1999     09/30/1998     09/30/1999   09/30/1998         September 30, 1999
                                          -------------  -------------   -----------  -----------       ----------------------
                                           [Unaudited]    [Unaudited]     [Unaudited] [Unaudited]

REVENUE

    Income                               $            0 $            0$            0$           0       $               0
                                          -------------  -------------   -----------  -----------       -----------------
NET REVENUE                                           0              0             0            0                       0

Operating Expenses

      Operating Expenses                          2,820              0         4,370            0                   4,796
                                          -------------  -------------   -----------  -----------       -----------------
Total Operating Expenses                          2,820              0         4,370            0                   4,796

                                          -------------  -------------   -----------  -----------       -----------------
Net Income Before Taxes                  $      (2,820) $            0$      (4,370)$           0                  (4,796)
                                          =============  =============   ===========  ===========       =================

Income/Franchise taxes                                0                            0            0                       0

Net loss                                        (2,820)              0        (4,370)           0                  (4,796)

Loss Per Share                           $       (0.01) $       (0.01)$       (0.01)$      (0.01)
                                          =============  =============   ===========  ===========

Weighted Average Shares Outstanding           1,029,718     26,611,531     9,130,625   26,611,531
                                          =============  =============   ===========  ===========


                             Formula Footwear, Inc.
                            STATEMENTS OF CASH FLOWS
      For the Three and Six Month Periods Ended September 30, 1999 and 1998

                                               Three          Three       Six Months     Six Months     From the Beginning of
                                               Months         Months                                    Development Stage on
                                               Ended          Ended         Ended          Ended        April 1, 1989 through
                                             09/30/1999     09/30/1998    09/30/1999     09/30/1998     September 30, 1999
                                            ------------   ------------  ------------   ------------    ---------------------
                                            [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $     (2,820)  $           0 $     (4,370)  $           0              (357,279)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations                                                                             351,823
    Shares issued for forgiveness of debt              0              0           300              0                   300
    Increase/(Decrease) in loans from              2,820              0         4,070              0                 5,156
shareholder
                                            ------------   ------------  ------------   ------------    ------------------
      Net Cash Used For Operating Activities           0              0             0              0                     0
                                            ============   ============  ============   ============    ==================

Cash Flows Provided by Financing Activities            0              0             0              0                     0
--------------------------------------------

      Net Increase In Cash                             0              0             0              0                     0

      Beginning Cash Balance                           0              0             0              0                     0

      Ending Cash Balance                $             0$             0$            0$             0                     0
                                            ------------   ------------  ------------   ------------    ------------------



Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1999, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 1999, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $2,820, stemming from general and administrative expenses.

Liquidity

     At September 30, 1999, the Company had total current assets of $0 and total liabilities of $4,496.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FORMULA FOOTWEAR, INC.



Date:8/7/00                 /S/JAMES DOOLIN
                            James Doolin, President and Director



Date:7/25/00                /S/HAROLD JENSON
                            Harold Jenson, Vice President and Director