Form 10QSB
period 1999-12-31
FORMULA FOOTWEAR INC
filed 2000-08-07
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

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

                             Formula Footwear, Inc.
                                 BALANCE SHEETS
                         For the Period Ended December 31, 1999

                                                            12/31/1999
                                                          --------------
                                                           [Unaudited]
                                     ASSETS

Assets                                                   $             0

                                                          --------------
         Total Assets                                    $             0
                                                          ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         1,250
     Accounts Payable                                                426
     Income Taxes Payable                                              0
                                                          --------------
         Total Current Liabilities                                 1,676

         Total Liabilities                                         1,676
                                                          --------------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 4,267,288 shares                             4,268
     Paid-in Capital                                             351,753
     Accumulated Deficit                                       (357,697)
                                                          --------------
         Total Stockholders' Deficit                             (1,676)

                                                          --------------
         Total Liabilities and Stockholders' Deficit     $             0
                                                          ==============

NOTE  TO  FINANCIAL   STATEMENTS:   Interim  financial  statements  reflect  all
adjustments  which  are,  in the  opinion  of  management,  necessary  to a fair statement  of the results for the periods.  The December 31, 1999 balance  sheet has been derived from the audited financial statements.  These interim financial statements  conform with the requirements for interim  financial  statements and consequently do not include all the disclosures  normally  required by generally accepted accounting principles.


                             Formula Footwear, Inc.
                            STATEMENTS OF OPERATIONS


                                             Three           Three          Nine           Nine         From the Beginning of
                                             Months         Months         Months          Months       Development Stage on
                                             Ended           Ended         Ended           Ended        April 1, 1989 through
                                           12/31/1999     12/31/1998     12/31/1999      12/31/1998        December 31, 1999

                                         --------------  -------------   ----------  -----------------  ---------------------
                                          [Unaudited]     [Unaudited]    [Unaudited]    [Unaudited]
REVENUE


   Income                              $              0 $            0 $          0 $                0   $              0
                                         --------------  -------------   ----------  -----------------  -----------------
NET REVENUE                                           0              0            0                  0                  0

Operating Expenses

      Operating Expenses                            418              0         4788                  0              5,214
                                         --------------  -------------   ----------  -----------------  -----------------
Total Operating Expenses                            418              0         4788                  0              5,214

                                         --------------  -------------   ----------  -----------------  -----------------
Net Income Before Taxes                 $         (418) $            0$     (4,788)$                 0             (5,214)
                                         ==============  =============   ==========  =================  =================

Income/Franchise taxes                                0                           0                  0                  0

Net loss                                          (418)              0      (4,788)                  0             (5,214)

Loss Per Share                          $        (0.01) $       (0.01 $      (0.01) $           (0.01)
                                         ==============  =============   ==========  =================

Weighted Average Shares Outstanding           2,648,503     26,611,531    4,969,918         26,611,531
                                         ==============  =============   ==========  =================



                             Formula Footwear, Inc.
                            STATEMENTS OF CASH FLOWS
      For the Three and Nine Month Periods Ended December 31, 1999 and 1998

                                               Three          Three      Nine Months    Nine Months     From the Beginning of
                                               Months        Months                                     Development Stage on
                                               Ended          Ended         Ended          Ended        April 1, 1989 through
                                             12/31/1999    12/31/1998     12/31/1999    12/31/1998        December 31, 1999
                                            ------------  -------------  ------------  -------------    ---------------------
                                            [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $       (418) $            0 $     (4,788) $            0    $           (357,697)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations                                                                               351,823
    Shares issued for forgiveness of debt          3,238              0         3,538              0                   3,538
    Increase/(Decrease) in loans from            (2,820)              0         1,250              0                   2,336
shareholder
                                            ------------  -------------  ------------  -------------    --------------------
      Net Cash Used For Operating Activities           0              0             0              0                       0
                                            ============  =============  ============  =============    ====================

Cash Flows Provided by Financing                       0              0             0              0                       0
Activities
--------------------------------------------

      Net Increase In Cash                             0              0             0              0                       0

      Beginning Cash Balance                           0              0             0              0                       0

      Ending Cash Balance                $             0$             0$            0$             0                       0
                                            ------------  -------------  ------------  -------------    --------------------



Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 1999, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 1999, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $418, stemming from general and administrative expenses.

Liquidity

     At December 31, 1999, the Company had total current assets of $0 and total liabilities of $1,676.

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