Form 10QSB
period 2000-06-30
FORMULA FOOTWEAR INC
filed 2000-08-07
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

                                  June 30, 2000

                                    4,267,288

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             Formula Footwear, Inc.
                                 BALANCE SHEETS
                        June 30, 2000 and March 31, 2000


                                                            06/30/2000          03/31/2000
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         2,597        $    1,250
     Accounts Payable                                                  0             1,304
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 2,597             2,554

         Total Liabilities                                         2,597             2,554
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 4,267,288 shares                             4,268             4,268
     Paid-in Capital                                             351,753           351,753
     Accumulated Deficit                                       (358,618)          (351,823)
                                                          --------------        ----------
         Total Stockholders' Deficit                             (2,597)            (2,554)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========

     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The June 30, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                         Formula Footwear, Inc.
                        STATEMENTS OF OPERATIONS
         For the Three Month Period Ended June 30, 2000 and 1999

                                              Three          Three      From the Beginning of
                                             Months         Months      Development Stage on
                                              Ended          Ended      April 1, 1989 through
                                           06/30/2000     06/30/1999        June 30, 2000
                                          -------------  -------------  ---------------------
                                           [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $               0
                                          -------------  -------------  -----------------
NET REVENUE                                           0              0                  0

Operating Expenses
    Operating Expenses                               43          1,550              6,795
                                          -------------  -------------  -----------------
Total Operating Expenses                             43          1,550              6,795

                                          -------------  -------------  -----------------
Net Income Before Taxes                  $         (43) $      (1,550)             (6,795)
                                          =============  =============  =================

Income/Franchise taxes                                0             0                   0

Net loss                                           (43)        (1,550)             (6,795)

Loss Per Share                           $       (0.01) $       (0.01)
                                          =============  =============

Weighted Average Shares Outstanding           4,267,288     17,231,533
                                          =============  =============



                         Formula Footwear, Inc.
                        STATEMENTS OF CASH FLOWS
         For the Three Month Period Ended June 30, 2000 and 1999

                                               Three          Three     From the Beginning of
                                               Months         Months    Development Stage on
                                               Ended          Ended     April 1, 1989 through
                                             06/30/2000     06/30/1999    June 30, 2000
                                            ------------   ------------ ---------------------
                                            [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $        (43)  $     (1,550)              (358,618)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations                                                351,823
    Shares issued for forgiveness of debt              0            300                 3,538
    Increase/(Decrease) in accounts payable      (1,304)                               (1,304)
    Increase/(Decrease) in loans from              1,347          1,250                 4,561
shareholder
                                            ------------   ------------         -------------
      Net Cash Used For Operating Activities           0              0                     0
                                            ============   ============         =============

Cash Flows Provided by Financing Activities            0              0                     0
--------------------------------------------

      Net Increase In Cash                             0              0                     0

      Beginning Cash Balance                           0              0                     0

      Ending Cash Balance                $             0 $            0                     0
                                            ------------   ------------         -------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2000, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2000, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $43, stemming from general and administrative expenses.

Liquidity

     At June 30, 2000, the Company had total current assets of $0 and total liabilities of $2,597.

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

                                 FORMULA FOOTWEAR, INC.



Date:08/07/00               /S/JAMES DOOLIN
                            James Doolin, President and Director



Date:07/25/00               /S/HAROLD JENSON
                            Harold Jenson, Vice President and Director