Form 10QSB
period 2000-12-31
FORMULA FOOTWEAR INC
filed 2001-01-22
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

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

                                 January 8, 2001

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

                             Formula Footwear, Inc.
                                 BALANCE SHEETS
    For the period ending December 31, 2000 and the year ended March 31, 2000

                                                            12/31/2000          03/31/2000
                                                          --------------      -------------
                                                           [Unaudited]
                                     ASSETS

Assets                                                   $             0       $         0

                                                          --------------      -------------
         Total Assets                                    $             0       $         0
                                                          ==============      =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         5,644       $     1,250
     Accounts Payable                                                  0             1,304
     Income Taxes Payable                                              0                 0
                                                          --------------      -------------
         Total Current Liabilities                                 5,644             2,554

         Total Liabilities                                         5,644             2,554
                                                          --------------      -------------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 4,317,288 shares                             4,318             4,268
     Paid-in Capital                                             352,203           351,753
     Accumulated Deficit                                        (362,165)         (358,575)
                                                          --------------      -------------
         Total Stockholders' Deficit                              (5,644)           (2,554)

                                                          --------------      -------------
         Total Liabilities and Stockholders' Deficit     $             0       $         0
                                                          ==============      =============




                             Formula Footwear, Inc.
                            STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended December 31, 2000 and 1999


                                              Three           Three          Nine           Nine         From the Beginning of
                                              Months         Months         Months          Months       Development Stage on
                                              Ended           Ended         Ended           Ended        April 1, 1989 through
                                            12/31/2000     12/31/1999     12/31/2000      12/31/1999        December 31, 2000

                                         --------------  -------------   ----------  -----------------  ---------------------
                                          [Unaudited]     [Unaudited]    [Unaudited]    [Unaudited]
REVENUE


   Income                              $              0 $            0 $          0 $                0   $              0
                                         --------------  -------------   ----------  -----------------  -----------------
NET REVENUE                                           0              0            0                  0                  0

Operating Expenses

      Operating Expenses                          1,626            418        3,590              4,788             10,342
                                         --------------  -------------   ----------  -----------------  -----------------
Total Operating Expenses                          1,626            418        3,590              4,788             10,342

                                         --------------  -------------   ----------  -----------------  -----------------
Net Income Before Taxes                 $        (1,626)$         (418)$     (3,590)$           (4,788)           (10,342)
                                         ==============  =============   ==========  =================  =================

Income/Franchise taxes                                0                           0                  0                  0

Net loss                                         (1,626)          (418)      (3,590)            (4,788)           (10,342)

Loss Per Share                          $         (0.01)$        (0.01)$      (0.01) $           (0.01)
                                         ==============  =============   ==========  =================

Weighted Average Shares Outstanding           4,267,288      2,648,503    4,267,288          4,969,918
                                         ==============  =============   ==========  =================



                             Formula Footwear, Inc.
                            STATEMENTS OF CASH FLOWS
      For the Three and Nine Month Periods Ended December 31, 2000 and 1999

                                               Three          Three      Nine Months    Nine Months     From the Beginning of
                                               Months        Months                                     Development Stage on
                                               Ended          Ended         Ended          Ended        April 1, 1989 through
                                             12/31/2000    12/31/1999     12/31/2000    12/31/1999        December 31, 2000
                                            ------------  -------------  ------------  -------------    ---------------------
                                            [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $      (1,626) $         (418) $     (3,590) $    (4,788)   $           (362,165)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations                                                                               351,823
    Shares issued for forgiveness of debt            500          3,238           500         3,538                    4,038
    Increase/(Decrease) in accounts payable            -              -        (1,304)            -                   (1,304)
    Increase/(Decrease) in loans from              1,126         (2,820)        4,394         1,250                    7,608
shareholder
                                            ------------  -------------  ------------  -------------    --------------------
      Net Cash Used For Operating Activities           0              0             0              0                       0
                                            ============  =============  ============  =============    ====================

Cash Flows Provided by Financing                       0              0             0              0                       0
Activities
--------------------------------------------

      Net Increase In Cash                             0              0             0              0                       0

      Beginning Cash Balance                           0              0             0              0                       0

      Ending Cash Balance                $             0$             0$            0$             0                       0
                                            ------------  -------------  ------------  -------------    --------------------


NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2000, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 2000, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,126, stemming from general and administrative expenses.

Liquidity

     At December 31, 2000, the Company had total current assets of $0 and total liabilities of $5,644.

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

                                 FORMULA FOOTWEAR, INC.



Date: 1/22/00               /S/ JAMES DOOLIN
                            James Doolin, President and Director



Date: 1/22/00               /S/ HAROLD JENSON
                            Harold Jenson, Vice President and Director