Form 10KSB
period 2001-03-31
FORMULA FOOTWEAR INC
filed 2001-05-04
CIK 772370

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended March 31, 2001
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's  revenues for its most recent fiscal year:  March 31, 2001 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 31, 2001 - $70. There are approximately 70,000 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  APRIL 22, 2001
                                    4,317,288

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has been no "public market" for shares of common stock of the Company. However, the Company's common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

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

     On December 4, 2000, the Company issued 50,000 of common stock valued at $.01 per share.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of March 31, 2001, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its current corporate status in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At March 31, 2001, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended March 31, 2001, the Company had a net loss of $4,768. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended March 31, 2001 and 2000

          Independent Auditors' Report

          Balance Sheets - March 31, 2001

          Statements of Operations for the years ended
          March 31, 2001 and 2000

          Statements of Stockholders' Equity for the years ended March 31, 2001 and 2000

          Statements of Cash Flows for the years ended
          Mrach 31, 2001 and 2000

          Notes to the Financial Statements

                                    FORMULA FOOTWEAR, INC.
                                (A Development Stage Company)

                                     FINANCIAL STATEMENTS

                                        March 31, 2001



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

Statements of Cash Flows................................................................... 7

Notes to the Financial Statements.......................................................... 8


                                 INDEPENDENT AUDITORS' REPORT


The Board of Directors
Formula Footwear, Inc.
(A Development Stage Company)
Salt Lake City, Utah


     We have audited the accompanying balance sheet of Formula Footwear, Inc. (a development stage company) as of March 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2001 and 2000 and from the beginning of the development stage on April 1, 1989 through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Formula Footwear, Inc. (a development stage company) as of March 31, 2001, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000 and from the beginning of the development stage on April 1, 1989 through March 31, 2001, in conformity with generally accepted accounting principles.

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


/S/ HJ & Associates
HJ & Associates, LLC
Salt Lake City, Utah
April 30, 2001


                                    FORMULA FOOTWEAR, INC.
                                (A Development Stage Company)
                                        Balance Sheet


                                            ASSETS

                                                                                March 31,
                                                                                 2001

CURRENT ASSETS

  Cash                                                                        $       -

    Total Current Assets                                                              -

    TOTAL ASSETS                                                              $       -


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accrued interest                                                            $          384
  Shareholder loan (Note 4)                                                            6,438

    Total Current Liabilities                                                          6,822

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock authorized; 50,000,000 common shares
   at $0.001 par value; 4,317,288 shares issued and outstanding                        4,318
  Capital in excess of par value                                                     352,203
  Accumulated deficit prior to April 1, 1989                                        (351,823)
  Deficit accumulated during the development stage                                   (11,520)

    Total Stockholders' Equity (Deficit)                                              (6,822)

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $          -





          The accompanying notes are an integral part of these financial statements.




                                    FORMULA FOOTWEAR, INC.
                                (A Development Stage Company)
                                   Statements of Operations


                                                                                  From the
                                                                                 Beginning of
                                                                                  Development
                                                                                   Stage on
                                                              For the           April 1, 1989
                                                             Years Ended           Through
                                                             March 31,            March 31,
                                                   2001            2000           2001

REVENUES                                        $        -      $      -       $       -

OPERATING EXPENSES

  General and administrative                              4,384         6,326          11,136

    Total Expenses                                       (4,384)       (6,326)        (11,136)

OTHER EXPENSES

  Interest expense                                         (384)       -                 (384)

    Total Other Expense                                    (384)       -                 (384)

NET LOSS                                        $        (4,768)$      (6,326) $      (11,520)

BASIC LOSS PER SHARE                            $         (0.00)$      (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                4,283,315     2,213,661



          The accompanying notes are an integral part of these financial statements.


                                      FORMULA FOOTWEAR, INC.
                                   (A Development Stage Company)
                           Statements of Stockholders' Equity (Deficit)


                                                                                  Deficit
                                                                                  Accumulated
                                                                   Capital in    During the
                                            Common Stock           Excess of    Development
                                     Shares         Amount          Par Value      Stage


Balance, March 31, 1989                  49,928  $           50  $       351,773 $        (351,823)

Net loss for the years ended
 March 31, 1990 - 1998                   -               -                -                 -

Balance, March 31, 1998                  49,928              50          351,773          (351,823)

Net loss for the year ended
 March 31, 1999                          -               -                -                   (426)

Balance, March 31, 1999                  49,928              50          351,773          (352,249)

May 30, 1999, shares issued for
 services valued at $0.001 per share    660,000             660           -                 -

May 30, 1999, shares issued for
 cash valued at $0.001 per share        300,000             300           -                 -

October 31, 1999, shares issued
 for cash valued at $0.001 per share  3,237,570           3,238           -                 -

Fractional shares issued in stock split  19,790              20             (20)                        -

Net loss for the year ended
 March 31, 2000                          -               -                -                 (6,326)

Balance, March 31, 2000               4,267,288           4,268          351,753          (358,575)

December 4, 2000, shares issued
 for services valued at $0.01 per
 share                                   50,000              50              450            -

Net loss for the year ended
 March 31, 2001                          -               -                -                 (4,768)

Balance, March 31, 2001               4,317,288  $        4,318  $       352,203 $        (363,343)

          The accompanying notes are an integral part of these financial statements.


                                    FORMULA FOOTWEAR, INC.
                                 (A Development Stage Company)
                                   Statements of Cash Flows


                                                                                         From the
                                                                                       Beginning of
                                                                                       Development
                                                                                        Stage on
                                                                 For the              April 1, 1989
                                                                Years Ended             Through
                                                                March 31,              March 31,
                                                   2001           2000                   2001

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $        (4,768)$      (6,326) $      (11,520)
  Adjustments to reconcile net loss to net
   cash (used) by operating activities:
    Common stock issued for services                        500           660           1,160
  Changes in operating asset and liability accounts:
    Increase (decrease) in accounts payable              (1,304)          878          -
    Increase (decrease) in accrued liabilities              384        -                  384

      Net Cash (Used) by Operating Activities            (5,188)       (4,788)         (9,976)

CASH FLOWS FROM INVESTING ACTIVITIES                     -             -               -

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from shareholder loan                          5,188         1,250           6,438
  Common stock issued for cash                           -              3,538           3,538

      Net Cash Provided by Financing Activities           5,188         4,788           9,976

NET INCREASE IN CASH                                     -             -               -

CASH AT BEGINNING OF PERIOD                              -             -               -

CASH AT END OF PERIOD                           $        -      $      -       $       -

Cash Payments for:

  Income taxes                                  $        -      $      -       $       -
  Interest                                      $        -      $      -       $       -

SCHEDULE OF NON CASH FINANCING ACTIVITIES

  Common stock issued for services              $           500 $         660  $        1,160










          The accompanying notes are an integral part of these financial statements.

                                    FORMULA FOOTWEAR, INC.
                                 (A Development Stage Company)
                               Notes to the Financial Statements
                                    March 31, 2001 and 2000


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a.  Organization

          Formula Footwear, Inc. ("Company") (formerly Arrakis, Inc.) ("Arrakis") is a successor by merger to California Sea Leather, Inc. ("California") which was formed on June 1, 1987 originally as a general partnership and subsequently incorporated in California on September 17, 1987. The Company engaged principally in the business of importing leather footwear and specialty products for resale to major retailing chains and department stores. Pursuant to the merger, Arrakis, Inc. changed its name to Formula Footwear, Inc. The Company entered the development stage on April 1, 1989 and is considered a development stage company per SFAS No. 7.

           b.  Account Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a March 31 year end.

           c.  Basic Loss Per Share

          The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                                            For the
                                                                           Years Ended
                                                                            March 31,
                                                                    2001             2000

           Net loss (numerator)                                   $      (4,768) $     (6,326)

           Weighted average
            shares outstanding
             (denominator)                                            4,283,315     2,213,661

           Basic loss per share                                   $       (0.00) $      (0.00)


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

                                    FORMULA FOOTWEAR, INC.
                                 (A Development Stage Company)
                               Notes to the Financial Statements
                                    March 31, 2001 and 2000


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           f.  Provision for Taxes

          At March 31, 2001, the Company had net operating loss carryforwards of approximately $360,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

           Deferred tax assets (liabilities) are comprised of the following:

                                                                   For the Years Ended
                                                                        March 31,
                                                                2001            2000

           Income tax benefit at statutory rate              $      138,070   $      136,258
           Change in valuation allowance                           (138,070)        (136,258)



           The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                                    For the Years Ended
                                                                         March 31,
                                                                2001            2000
           Income tax benefit at statutory rate              $        1,812   $        2,404
           Change in valuation allowance                             (1,812)          (2,404)

                                                             $       -        $       -

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

                                    FORMULA FOOTWEAR, INC.
                                 (A Development Stage Company)
                               Notes to the Financial Statements
                                    March 31, 2001 and 2000


NOTE 3 -   COMMON STOCK

          The Company amended its Articles of Incorporation to effect a reverse split of its outstanding voting securities on a basis of one for 533 shares, effective May 30, 1999. Any references to common stock have been retroactively restated.

          On May 30, 1999, Jenson Services,  Inc. was issued 300,000  post-split
          shares   of   "unregistered"   and   "restricted"   common   stock  as
          reimbursement for their incurred expenses valued at $300.

          On May 30, 1999, the Corporation's officers were issued 660,000 post-split "unregistered" and "restricted" shares of the Company's common stock in compensation for performing services for the Company valued at $660.

          On October 31, 1999, the Company issued Jenson Services 3,237,570 post-split shares of "unregistered" and "restricted" common stock of the Company in full satisfaction of payment of $3,238.

          On December 4, 2000, the Company issued 50,000 shares of common stock valued at $0.01 per share for services.

NOTE 4 -   SHAREHOLDER LOAN

          A shareholder of the Company has loaned $6,438 to the Company. This amount is unsecured, and due on demand. Interest has been imputed at 10% and at March 31, 2001 $384 of interest was accrued.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicalbe.

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


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
James Doolin          President        03/99          *
                      Director         03/99          *

Harold Jenson         Vice President   03/99          *
                      Director         03/99          *

Jason Jenson          Secretary        03/99          *
                      Director         03/99          *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     James P. Doolin, President and a director is 24 years of age. Mr. Doolin received a bachelors degree from the University of Utah in Business in June 1998. Mr. Doolin has worked with Jenson Services, in Salt Lake City, Utah since 1998.

     Harold Jenson, Vice President and a director is 32 years of age. Mr. Jenson is currently a partner and contract foreman with Jenson Orton Construction. Mr. Jenson graduated from Montana State University, in Billings, Montana.

     Jason Jenson, Secretary and a director is 25 years of age. Mr. Jenson has owned an independent contractor's business in Salt Lake City, Utah, since 1994. Mr. Jenson graduated from the University of Utah in Business Administration in 1994.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Both Jason Jenson & Harold Jenson are cousins with each other and Jason Jenson and Harold Jenson are nephews of Duane Jenson, the beneficial owner of Jenson Services, Inc., which currently controls 83% of the Company's common stock.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------


James         03/31/01    0     0     0   25,000   0     0   0
Doolin,       03/31/00    0     0     0  220,000   0     0   0
President,    03/31/99    0     0     0     0      0     0   0
Director


Harold
Jenson        03/31/01    0     0     0  220,000   0     0   0
Vice Pres./   03/31/00    0     0     0     0      0     0   0
Director      03/31/99    0     0     0     0      0     0   0


Jason         03/31/01    0     0     0  220,000   0     0   0
Jenson,       03/31/00    0     0     0     0      0     0   0
Secretary     03/31/99    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending March 31, 2001, 2000, or 1999, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of April 22, 2001, with the computations being based upon 4,317,288 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Jenson Services, Inc.*        3,537,570                  82%

James Doolin                  245,000                    5%

Harold Jenson                 220,000                    5%

Jason Jenson                  220,000                    5%
                              -------                    -----
                              4,222,570                 98%

   * Duane Jenson is the President of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
James Doolin                     245,000              0%
5525 South 900 East #110
SLC, UT 84117

Harold Jenson                    220,000              5%
900 West Bitner Road #F16
Park City, UT 84098

Jason Jenson                     220,000              5%
1769 Bryan Ave.
SLC, UT 84106
                              -------              ------
All directors and
executive officers               685,000              15%
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

     None, Not applicable;

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FORMULA FOOTWEAR, INC.



Date:5/4/01                            /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       FORMULA FOOTWEAR, INC.



Date:5/4/01                            /S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:5/4/01                             /S/HAROLD JENSON
                                        Harold Jenson
                                        Vice President and Director