Form 10QSB
period 2001-09-30
FORMULA FOOTWEAR INC
filed 2001-11-05
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

                               September 30, 2001

                                    4,317,288

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             Formula Footwear, Inc.
                                 BALANCE SHEETS
                        Sept. 30, 2001 and March 31, 2001


                                                            09/30/2001          03/31/2001
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Interest                                    $           563        $      384
     Shareholder loan                                              8,690             6,438
                                                          --------------        ----------
         Total Current Liabilities                                 9,253             6,822

         Total Liabilities                                         9,253             6,822
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 4,317,288 shares                             4,318             4,318
     Paid-in Capital                                             352,203           352,203
     Accumulated Deficit prior to April 1, 1989                 (351,823)         (351,823)
     Deficit accumulated during the development stage            (13,951)          (11,520)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (9,253)           (6,822)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========


                         Formula Footwear, Inc.
                        STATEMENTS OF OPERATIONS
         For the Three and Six Month Periods Ended September 30, 2001 and 2000

                                              Three          Three         Six            Six           From the Beginning of
                                             Months         Months        Months         Months         Development Stage on
                                              Ended          Ended        Ended          Ended          April 1, 1989 through
                                           09/30/2001     09/30/2000    09/30/2001     09/30/2000         September 30, 2001
                                          -------------  -------------  ----------     ----------        ---------------------
                                           [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $       0      $        0         $               0
                                          -------------  -------------  ---------      -----------        -----------------
NET REVENUE                                           0              0          0               0                         0

Operating Expenses
    Operating Expenses                              794          1,921      2,431           1,964                    13,951
                                          -------------  -------------  ---------      ----------         -----------------
Total Operating Expenses                            794          1,921      2,431           1,964                    13,951

                                          -------------  -------------  ---------      ----------         -----------------
Net Income Before Taxes                  $         (794) $      (1,921)    (2,431)         (1,964)                  (13,951)
                                          =============  =============  =========      ==========         =================

Income/Franchise taxes                                0              0          0               0                         0

Net loss                                          (794)         (1,921)    (2,431)         (1,964)                  (13,951)

Loss Per Share                           $       (0.01) $        (0.01) $   (0.01)     $    (0.01)        $           (0.01)
                                          =============  =============  =========      ==========         =================

Weighted Average Shares Outstanding           4,267,288      4,267,288  4,267,288       4,267,288
                                          =============  =============  =========      ==========


                             Formula Footwear, Inc.
                            STATEMENTS OF CASH FLOWS
      For the Three and Six Month Periods Ended September 30, 2001 and 2000

                                              Three          Three         Six            Six           From the Beginning of
                                             Months         Months        Months         Months         Development Stage on
                                              Ended          Ended        Ended          Ended          April 1, 1989 through
                                           09/30/2001     09/30/2000    09/30/2001     09/30/2000         September 30, 2001
                                          -------------  -------------  ----------     ----------        ---------------------
                                           [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]
Cash Flows Used For Operating
Activities
-----------------------------------------


  Net Loss                                 $        (794)  $    (1,921)   $ (2,431)     $  (1,964)                  (13,951)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Common stock issued for services                   -              -          -              -                      1,160
    Shares issued for forgiveness of debt              0                         0              0                          0
    Increase/(Decrease) in accounts payable            0                         0         (1,304)                       563
    Increase/(Decrease) in loans from                794          1,921      2,431          3,268                      8,690
shareholder
                                            ------------   ------------  ---------     -----------        --------------------
      Net Cash Used For Operating Activities           0              0          0              0                         0
                                            ============   ============  =========     ===========        ====================

Cash Flows Provided by Financing Activities
--------------------------------------------

    Common stock issued for cash                       -              -          -              -                     3,538

      Net Cash provided by Financing Activities        -              -          -              -                     3,538
                                            ============   ============  =========     ===========        ====================
      Net Increase In Cash                             0              0          0              0                         0

      Beginning Cash Balance                           0              0          0              0                         0

      Ending Cash Balance                $             0 $            0          0              0                         0
                                            ------------   ------------  ---------     -----------        --------------------


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2001, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2001, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $794, stemming from general and administrative expenses.

Liquidity

     At September 30, 2001, the Company had total current assets of $0 and total liabilities of $9,253.

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

                                 FORMULA FOOTWEAR, INC.



Date: 10/22/01              /S/ JAMES DOOLIN
                            James Doolin, President and Director