Form 10QSB
period 2001-12-31
FORMULA FOOTWEAR INC
filed 2002-01-14
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

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

                                 January 1, 2002

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

                             Formula Footwear, Inc.
                                 BALANCE SHEETS
    For the period ending December 31, 2001 and the year ended March 31, 2001

                                                            12/31/2001          03/31/2001
                                                          --------------      -------------
                                                           [Unaudited]
                                     ASSETS

Assets                                                   $             0       $         0

                                                          --------------      -------------
         Total Assets                                    $             0       $         0
                                                          ==============      =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Interest                                    $           563       $       384
     Loans from stockholders                                      10,472             6,438
                                                          --------------      -------------
         Total Current Liabilities                                11,035             6,822

         Total Liabilities                                        11,035             6,822
                                                          --------------      -------------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 4,317,288 shares                             4,318             4,318
     Paid-in Capital                                             352,203           352,203
     Accumulated Deficit                                        (351,823)         (351,823)
     Deficit accumulated during the development stage            (15,733)          (11,520)
                                                          --------------      -------------
         Total Stockholders' Deficit                             (11,035)           (6,822)

                                                          --------------      -------------
         Total Liabilities and Stockholders' Deficit     $             0       $         0
                                                          ==============      =============




                             Formula Footwear, Inc.
                            STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended December 31, 2001 and 2000


                                              Three           Three          Nine           Nine         From the Beginning of
                                              Months         Months         Months          Months       Development Stage on
                                              Ended           Ended         Ended           Ended        April 1, 1989 through
                                            12/31/2001     12/31/2000     12/31/2001      12/31/2000        December 31, 2001

                                         --------------  -------------   ----------  -----------------  ---------------------
                                          [Unaudited]     [Unaudited]    [Unaudited]    [Unaudited]           [Unaudited]
REVENUE


   Income                              $              0 $            0 $          0 $                0   $              0
                                         --------------  -------------   ----------  -----------------  -----------------
NET REVENUE                                           0              0            0                  0                  0

Operating Expenses

      Operating Expenses                          1,782          1,626        4,213              3,590             15,733
                                         --------------  -------------   ----------  -----------------  -----------------
Total Operating Expenses                          1,782          1,626        4,213              3,590             15,733

                                         --------------  -------------   ----------  -----------------  -----------------
Net Income Before Taxes                 $        (1,782)$       (1,626)$     (4,213)$           (3,590)           (15,733)
                                         ==============  =============   ==========  =================  =================

Income/Franchise taxes                                0                           0                  0                  0

Net loss                                         (1,782)        (1,626)      (4,213)            (3,590)           (15,733)

Loss Per Share                          $         (0.01)$        (0.01)$      (0.01) $           (0.01)
                                         ==============  =============   ==========  =================

Weighted Average Shares Outstanding           4,267,288      4,267,288    4,267,288          4,267,288
                                         ==============  =============   ==========  =================



                             Formula Footwear, Inc.
                            STATEMENTS OF CASH FLOWS
      For the Three and Nine Month Periods Ended December 31, 2001 and 2000

                                               Three          Three      Nine Months    Nine Months     From the Beginning of
                                               Months        Months                                     Development Stage on
                                               Ended          Ended         Ended          Ended        April 1, 1989 through
                                             12/31/2001    12/31/2000     12/31/2001    12/31/2000        December 31, 2001
                                            ------------  -------------  ------------  -------------    ---------------------
                                            [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $      (1,782) $      (1,626) $     (4,213) $     (3,590)   $             (15,733)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations
    Shares issued for services                         0            500             0           500                    1,160
    Increase/(Decrease) in accounts payable            0              0             0        (1,304)                     563
    Increase/(Decrease) in loans from              1,782          1,126         4,213         4,394                   10,472
shareholder
                                            ------------  -------------  ------------  -------------    --------------------
      Net Cash Used For Operating Activities           0              0             0              0                  (3,538)
                                            ============  =============  ============  =============    ====================

Cash Flows Provided by Financing Activities
--------------------------------------------

    Common stock issued for cash                       0              0             0              0                   3,538

      Net Increase In Cash                             0              0             0              0                       0

      Beginning Cash Balance                           0              0             0              0                       0

      Ending Cash Balance                $             0$             0$            0$             0                       0
                                            ------------  -------------  ------------  -------------    --------------------


NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The March 31, 2001 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2001, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 2001, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,782, stemming from general and administrative expenses.

Liquidity

     At December 31, 2001, the Company had total current assets of $0 and total liabilities of $11,035.

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

                                 FORMULA FOOTWEAR, INC.




Date: 01/13/01                          /S/ JAMES DOOLIN
                                        James Doolin, President and Director