Form 10KSB
period 2002-03-31
FORMULA FOOTWEAR INC
filed 2002-06-26
CIK 772370

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended March 31, 2002
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's  revenues for its most recent fiscal year:  March 31, 2002 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 31, 2002 - $70. There are approximately 70,000 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  JUNE 25, 2002
                                    4,313,321

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended March 31, 2002, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of March 31, 2002, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its current corporate status in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At March 31, 2002, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended March 31, 2002, the Company had a net loss of $5,451, compared to a net loss of $4,768 for the period ended March 31, 2001. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended March 31, 2002 and 2001

          Independent Auditors' Report

          Balance Sheet - March 31, 2002

          Statements of Operations for the years ended
          March 31, 2002 and 2001

          Statements of Stockholders' Equity for the years ended March 31, 2002 and 2001

          Statements of Cash Flows for the years ended
          Mrach 31, 2002 and 2001

          Notes to the Financial Statements

                                   FORMULA FOOTWEAR, INC.
                                (A Development Stage Company)

                                     FINANCIAL STATEMENTS

                                        March 31, 2002


                                       C O N T E N T S



Independent Auditors Report................................................................ 3

Balance Sheet.............................................................................. 4

Statements of Operations................................................................... 5

Statements of Stockholders= Equity (Deficit)............................................... 6

Statements of Cash Flows................................................................... 7

Notes to the Financial Statements.......................................................... 8

                                 INDEPENDENT AUDITORS' REPORT


The Board of Directors
Formula Footwear, Inc.
(A Development Stage Company)
Salt Lake City, Utah


     We have audited the accompanying balance sheet of Formula Footwear, Inc. (a development stage company) as of March 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2002 and 2001 and from the beginning of the development stage on April 1, 1989 through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with accounting standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts an disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Formula Footwear, Inc. (a development stage company) as of March 31, 2002, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 and from the beginning of the development stage on April 1, 1989 through March 31, 2002, in conformity with generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management=s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        /S/ HJ & ASSOCIATES, LLC
                                                            HJ & Associates, LLC
                                                            Salt Lake City, Utah
                                                                May 17, 2002


                                    FORMULA FOOTWEAR,INC.
                                (A Development Stage Company)
                                        Balance Sheet


                                            ASSETS

                                                                                  March 31,
                                                                                    2002

CURRENT ASSETS

  Cash                                                                        $            -

    Total Current Assets                                                                   -

    TOTAL ASSETS                                                              $            -


                        LIABILITIES AND STOCKHOLDERS - EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                                            $          232
  Accrued interest                                                                       825
  Shareholder loan (Note 4)                                                           11,216

    Total Current Liabilities                                                         12,273

STOCKHOLDERS= EQUITY (DEFICIT)

  Common stock authorized; 50,000,000 common shares
   at $0.001 par value; 4,313,321 shares issued and outstanding                        4,314
  Capital in excess of par value                                                     352,207
  Deficit accumulated prior to development stage                                    (351,823)
  Deficit accumulated during the development stage                                   (16,971)

    Total Stockholders= Equity (Deficit)                                             (12,273)

    TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)                       $            -





          The accompanying notes are an integral part of these financial statements.

                                    FORMULA FOOTWEAR,INC.
                                (A Development Stage Company)
                                   Statements of Operations




                                                                                  From the
                                                                                Beginning of
                                                                                 Development
                                                                                  Stage on
                                                            For the             April 1, 1989
                                                          Years Ended              Through
                                                           March 31,              March 31,
                                                     2002            2001           2002

REVENUES                                        $             - $           -  $            -

OPERATING EXPENSES

  General and administrative                               5,010        4,384          16,146

    Total Expenses                                        (5,010)      (4,384)        (16,146)

OTHER EXPENSES

  Interest expense                                          (441)        (384)           (825)

    Total Other Expense                                     (441)        (384)           (825)

NET LOSS                                        $         (5,451)$     (4,768) $      (16,971)

BASIC LOSS PER SHARE                            $          (0.00)$      (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                 4,314,299    4,283,315



          The accompanying notes are an integral part of these financial statements.

                                       FORMULA FOOTWEAR,INC.
                                   (A Development Stage Company)
                           Statements of Stockholders' Equity (Deficit)




                                                                                       Deficit
                                                                                     Accumulated
                                                                   Capital in        During the
                                                   Common Stock     Excess of       Development
                                      Shares         Amount         Par Value           Stage

Balance, March 31, 1989                  49,928  $           50  $       351,773 $        (351,823)

Net loss for the years ended
 March 31, 1990 - 1998                        -               -                -                 -

Balance, March 31, 1998                  49,928              50          351,773          (351,823)

Net loss for the year ended
 March 31, 1999                               -               -                -              (426)

Balance, March 31, 1999                  49,928              50          351,773          (352,249)

May 30, 1999, shares issued for
 services valued at $0.001 per share    660,000             660                -                 -

May 30, 1999, shares issued for
 cash valued at $0.001 per share        300,000             300                -                 -

October 31, 1999, shares issued
 for cash valued at $0.001 per share  3,237,570           3,238               -                  -

Fractional shares issued in stock split  19,790              20             (20)                 -

Net loss for the year ended
 March 31, 2000                               -               -                -            (6,326)

Balance, March 31, 2000               4,267,288           4,268          351,753          (358,575)

December 4, 2000, shares issued
 for services valued at $0.01 per
 share                                   50,000              50              450                 -

Net loss for the year ended
 March 31, 2001                               -               -                -            (4,768)

Balance, March 31, 2001               4,317,288           4,318          352,203          (363,343)

Stock split adjustment for fractional
 shares returned                         (3,967)             (4)               4                 -

Net loss for the year ended
 March 31, 2002                               -               -                -            (5,451)

Balance, March 31, 2002               4,313,321           4,314          352,207          (368,794)

Deficit accumulated prior to the development stage                               $        (351,823)
Deficit accumulated during the development stage                                           (16,971)

    Total accumulated deficit                                                    $        (368,794)


          The accompanying notes are an integral part of these financial statements.

                                     FORMULA FOOTWEAR,INC.
                                 (A Development Stage Company)
                                   Statements of Cash Flows




                                                                                  From the
                                                                                   Beginning of
                                                                                 Development
                                                                                  Stage on
                                                            For the             April 1, 1989
                                                          Years Ended              Through
                                                           March 31,              March 31,
                                                     2002            2001           2002

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $        ( $5,451)     (4,768) $      (16,971)
  Adjustments to reconcile net loss to net
   cash (used) by operating activities:
    Common stock issued for services                            -         500           1,160
  Changes in operating asset and liability accounts:
    Increase (decrease) in accounts payable                    232     (1,304)            232
    Increase (decrease) in accrued liabilities                 441        384             825

      Net Cash (Used) by Operating Activities               (4,778)    (5,188)        (14,754)

CASH FLOWS FROM INVESTING ACTIVITIES                            -           -               -

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from shareholder loan                             4,778      5,188          11,216
  Common stock issued for cash                                  -           -           3,538

      Net Cash Provided by Financing Activities              4,778      5,188          14,754

NET INCREASE IN CASH                                             -          -               -

CASH AT BEGINNING OF PERIOD                                      -          -               -

CASH AT END OF PERIOD                                            -          -               -

Cash Payments for:

  Income taxes                                                   -          -               -
  Interest                                                       -          -               -

SCHEDULE OF NON CASH FINANCING ACTIVITIES

  Common stock issued for services                               -        500           1,160


          The accompanying notes are an integral part of these financial statements.

                                     FORMULA FOOTWEAR,INC.
                                 (A Development Stage Company)
                               Notes to the Financial Statements
                                    March 31, 2002 and 2001




NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a.  Organization

          Formula Footwear, Inc. ("Company") (formerly Arrakis, Inc.) ("Arrakis") is a successor by merger to California Sea Leather, Inc. ("California") which was formed on June 3, 1985 originally as a general partnership and subsequently incorporated in California on September 17, 1987. The Company engaged principally in the business of importing leather footwear and specialty products for resale to major retailing chains and department stores. Pursuant to the merger, Arrakis, Inc. changed its name to Formula Footwear, Inc. The Company entered the development stage on April 1, 1989 and is considered a development stage company per SFAS No. 7.

           b.  Account Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a March 31 year end.

           c.  Basic Loss Per Share

          The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                                 For the
                                                           Three Months Ended
                                                                 March 31,
                                                              2002       2001

           Net loss (numerator)                          $   (5,451)  $  (4,768)
           Weighted average shares
            outstanding (denominator)                     4,314,299   4,283,315

           Basic loss per share                          $    (0.00)  $   (0.00)

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

                                     FORMULA FOOTWEAR,INC.
                                 (A Development Stage Company)
                               Notes to the Financial Statements
                                    March 31, 2002 and 2001




NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           e.  Provision for Taxes

          At March 31, 2001, the Company had net operating loss carryforwards of approximately $360,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

           Deferred tax assets (liabilities) are comprised of the following:

                                                          For the Years Ended
                                                                March 31,
                                                              2002    2001

           Income tax benefit at statutory rate         $   140,141  $  138,070
           Change in valuation allowance                   (140,141)   (138,070)

                                                                  -  $       -

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                          For the Years Ended
                                                                March 31,
                                                              2002    2001

           Income tax benefit at statutory rate          $    2,071  $  1,812
           Change in valuation allowance                     (2,071)   (1,812)

                                                         $        -  $      -

NOTE 2 -   GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                     FORMULA FOOTWEAR,INC.
                                 (A Development Stage Company)
                               Notes to the Financial Statements
                                    March 31, 2002 and 2001



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

          On June 29, 2001, 3,967 fractional shares, issued as part of the May 30, 1999 stock split, were returned to the Company from the nominee brokerage firm.

NOTE 4 -   SHAREHOLDER LOAN

          A shareholder of the Company has loaned $11,216 to the Company. This amount is unsecured, and due on demand. Interest has been imputed at 10% and at March 31, 2002 $825 of interest was accrued.

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

Business Experience.
--------------------

     James P. Doolin, President and a director is 25 years of age. Mr. Doolin received a bachelors degree from the University of Utah in Business in June 1998. Mr. Doolin is currently attending The Graziadio School of Business and Managment at Pepperdine University where he will receive his MBA in August 2002.

     Harold Jenson, Vice President and a director is 33 years of age. Mr. Jenson is currently a partner and contract foreman with Jenson Orton Construction. Mr. Jenson graduated from Montana State University, in Billings, Montana.

     Jason Jenson, Secretary and a director is 26 years of age. Mr. Jenson has owned an independent contractor's business in Salt Lake City, Utah, since 1994. Mr. Jenson graduated from the University of Utah in Business Administration in 1994.

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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------

              03/31/02    0     0     0     0      0     0   0
James         03/31/01    0     0     0   25,000   0     0   0
Doolin,       03/31/00    0     0     0  220,000   0     0   0
President,
Director


Harold        03/31/02    0     0     0     0      0     0   0
Jenson        03/31/01    0     0     0  220,000   0     0   0
Vice Pres./   03/31/00    0     0     0     0      0     0   0
Director

              03/31/02    0     0     0     0      0     0   0
Jason         03/31/01    0     0     0  220,000   0     0   0
Jenson,       03/31/00    0     0     0     0      0     0   0
Secretary
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending March 31, 2002, 2001, or 2000, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of April 22, 2002, with the computations being based upon 4,313,321 shares of common stock being outstanding.


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

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
James Doolin                     245,000              5%
5525 South 900 East #110
SLC, UT 84117

Harold Jenson                    220,000              5%
900 West Bitner Road #F16
Park City, UT 84098

Jason Jenson                     220,000              5%
1769 Bryan Ave.
SLC, UT 84106
                              -------              ------
All directors and
executive officers               685,000              15%
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

                                       FORMULA FOOTWEAR, INC.



Date:6/15/02                           /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       FORMULA FOOTWEAR, INC.



Date:6/15/02                           /S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:6/15/02                            /S/ HAROLD JENSON
                                        Harold Jenson
                                        Vice President and Director