Form 10QSB
period 2002-06-30
FORMULA FOOTWEAR INC
filed 2002-08-08
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

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

                                  July 22, 2002

                                    4,313,321

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             Formula Footwear, Inc.
                                 BALANCE SHEETS
                        June 30, 2002 and March 31, 2002


                                                            06/30/2002          03/31/2002
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accrued Interest                                    $         1,105        $      825
     Accounts Payable                                                176               232
     Shareholder loan                                             14,259            11,216
                                                          --------------        ----------
         Total Current Liabilities                                15,540            12,273

         Total Liabilities                                        15,540            12,273
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 4,313,321 shares                             4,314             4,314
     Paid-in Capital                                             352,207           352,207
     Accumulated Deficit                                        (372,061)         (368,794)

                                                          --------------        ----------
         Total Stockholders' Deficit                             (15,540)          (12,273)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========


                         Formula Footwear, Inc.
                        STATEMENTS OF OPERATIONS
         For the Three Month Period Ended June 30, 2002 and 2001

                                              Three          Three      From the Beginning of
                                             Months         Months      Development Stage on
                                              Ended          Ended      April 1, 1989 through
                                           06/30/2002     06/30/2001        June 30, 2002
                                          -------------  -------------  ---------------------
                                           [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $               0
                                          -------------  -------------  -----------------
NET REVENUE                                           0              0                  0

Operating Expenses
    Operating Expenses                            2,987          1,458             19,133
                                          -------------  -------------  -----------------
Total Operating Expenses                          2,987          1,458             19,133

Other Expenses
    Interest Expense                                280            179              1,105

Total Other Expenses                                280            179              1,105

                                          -------------  -------------  -----------------
Net Income Before Taxes                  $       (3,267)$       (1,637)           (20,238)
                                          =============  =============  =================

Income/Franchise taxes                                0             0                   0

Net loss                                         (3,267)       (1,637)            (20,238)

Loss Per Share                           $        (0.00)$       (0.01)
                                          =============  =============

Weighted Average Shares Outstanding           4,313,321     4,317,288
                                          =============  =============



                         Formula Footwear, Inc.
                        STATEMENTS OF CASH FLOWS
         For the Three Month Period Ended June 30, 2002 and 2001

                                               Three          Three     From the Beginning of
                                               Months         Months    Development Stage on
                                               Ended          Ended     April 1, 1989 through
                                             06/30/2002     06/30/2002    June 30, 2002
                                            ------------   ------------ ---------------------
                                            [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $      (3,267)  $     (1,637)              (20,238)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Common stock issued for services                   0              0                 1,160
Changes in operating asset and liability accounts:
    Increase/(Decrease) in accounts payable           56              0                   288
    Increase/(Decrease) in accrued liabilities       280            179                 1,105
                                            ------------   ------------         -------------
      Net Cash Used For Operating Activities      (2,987)        (1,458)              (17,741)
                                            ============   ============         =============

Cash Flows Provided by Investing Activities
--------------------------------------------           0              0                     0

Cash Flows Provided by Financing Activities
--------------------------------------------
    Proceeds from shareholder loan                 2,987          1,458                14,203
    Common stock issued for cash                       0              0                 3,538

      Net Cash Provided by Financing Activities    2,987          1,458                17,741


      Net Increase In Cash                             0              0                     0

      Beginning Cash Balance                           0              0                     0

      Ending Cash Balance                $             0 $            0                     0
                                            ------------   ------------         -------------


NOTES  TO  FINANCIAL  STATEMENTS:

NOTE 1 -     BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.


NOTE 2 -      GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

          In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. A shareholder will continue to loan the Company necessary operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

          The ability of the Company to continue as a going concern is dependent upon its ability to eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2002, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2002, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $3,267, stemming from interest and general and administrative expenses.

Liquidity

     At June 30, 2002, the Company had total current assets of $0 and total liabilities of $15,540.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Formula Footwear, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:8/8/02                /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FORMULA FOOTWEAR, INC.



Date:8/8/02                /S/JAMES DOOLIN
                            James Doolin, President and Director