Form 10QSB
period 2002-09-30
FORMULA FOOTWEAR INC
filed 2002-11-14
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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


             4685 Highland Dr., Suite 202, Salt Lake City, UT 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)278-9424

                          5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
          (Former Name or Former Address, if changed since last Report)

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

                               September 30, 2002

                                    4,313,321

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             Formula Footwear, Inc.
                                 BALANCE SHEETS
                      September 30, 2002 and March 31, 2002



                                                            09/30/2002          03/31/2002
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' [DEFICIT]

Current Liabilities:
     Loans from stockholders                             $        15,139       $    11,216
     Accounts Payable                                                176               232
     Accrued Interest                                              1,385               825
                                                          --------------        ----------
         Total Current Liabilities                                16,700            12,273

         Total Liabilities                                        16,700            12,273
                                                          --------------        ----------

Stockholders' [Deficit]:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 4,267,288 shares                             4,314             4,314
     Paid-in Capital                                             352,207           352,207
     Accumulated Deficit                                        (373,221)         (351,823)
     Deficit Accumulated during development stage                                  (16,971)
                                                          --------------        ----------
         Total Stockholders'[Deficit]                            (16,700)          (12,273)

                                                          --------------        ----------
         Total Liabilities and Stockholders' [Deficit]   $             0        $        0
                                                          ==============        ==========



                         Formula Footwear, Inc.
                        STATEMENTS OF OPERATIONS
      For the Three and Six Month Periods Ended September 30, 2002 and 2001

                                              Three          Three         Six            Six           From the Beginning of
                                             Months         Months        Months         Months         Development Stage on
                                              Ended          Ended        Ended          Ended          April 1, 1989 through
                                           09/30/2002     09/30/2001    09/30/2002     09/30/2001         September 30, 2002
                                          -------------  -------------  ----------     ----------        ---------------------
                                           [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]            [Unaudited]
REVENUE

    Income                               $            0 $            0  $       0      $        0         $               0
                                          -------------  -------------  ---------      -----------        -----------------
NET REVENUE                                           0              0          0               0                         0

Operating Expenses
    Operating Expenses                            1,160            794      4,427           2,431                    21,398
                                          -------------  -------------  ---------      ----------         -----------------
Total Operating Expenses                          1,160            794      4,427           2,431                    21,398

                                          -------------  -------------  ---------      ----------         -----------------
Net Income Before Taxes                  $       (1,160) $        (794)    (4,427)         (2,431)
                                          =============  =============  =========      ==========         =================

Income/Franchise taxes                                0             0           0               0                         0

Net loss                                         (1,160)          (794)    (4,427)         (2,431)                  (21,398)

Loss Per Share                           $       (0.00) $       (0.00)  $   (0.00)     $    (0.00)       ===================
                                          =============  =============  =========      ==========

Weighted Average Shares Outstanding           4,313,321      4,267,288  4,313,321       4,267,288
                                          =============  =============  =========      ==========



                             Formula Footwear, Inc.
                            STATEMENTS OF CASH FLOWS
      For the Three and Six Month Periods Ended September 30, 2002 and 2001

                                              Three          Three         Six            Six           From the Beginning of
                                             Months         Months        Months         Months         Development Stage on
                                              Ended          Ended        Ended          Ended          April 1, 1989 through
                                           09/30/2002     09/30/2001    09/30/2002     09/30/2001         September 30, 2002
                                          -------------  -------------  ----------     ----------        ---------------------
                                           [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]           [Unaudited]
Cash Flows Used For Operating
Activities
-----------------------------------------


  Net Loss                                 $      (1,160)  $       (794) $  (4,427)     $  (2,431)       $          (21,398)
  Adjustments to reconcile net loss to net
cash used in operating activities:
    Shares issued for forgiveness of debt              0              0          0              0                     1,160
    Increase/(Decrease) in accounts payable            0                       (56)             0                       176
    Increase/(Decrease) in accrued liabilities       280              0        560              0                     1,385
                                            ------------   ------------  ---------     -----------        --------------------
      Net Cash Used For Operating Activities        (880)          (794)    (3,923)        (2,431)                  (18,677)
                                            ============   ============  =========     ===========        ====================

Cash Flows Provided by Financing Activities
--------------------------------------------

      Proceeds from Shareholder loan                 880            794      3,923          2,431                    15,139

      Common Stock Issued for Cash                     0              0          0              0                     3,538

      Net Cash Provided by Financing Activities      880            794      3,923          2,431                    18,677

      Net Increase In Cash                             0              0          0              0                         0

      Beginning Cash Balance                           0              0          0              0                         0

      Ending Cash Balance                $             0 $            0          0              0                         0
                                            ============   ============  =========     ===========        ====================

  NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The March 31, 2002 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of asets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Int the interim, shareholders of the Company have committed to meeting its minimal operating expenses. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2002, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2002, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,160, stemming from general and administrative expenses.

Liquidity

     At September 30, 2002, the Company had total current assets of $0 and total liabilities of $16,700.

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

                                 FORMULA FOOTWEAR, INC.


Date: 11/11/02              /S/ HAROLD T.JENSON
                            Harold T.Jenson, Vice Presiden and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Formula Footwear, Inc., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Harold T. Jenson, Vice President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ Harold T. Jenson
Vice President and Director
November 11, 2002