Form 10QSB
period 2002-12-31
FORMULA FOOTWEAR INC
filed 2003-02-05
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2002

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

                               January 27, 2002

                                    4,313,321

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                                Formula Footwear
                          [A Development Stage Company]
                                 BALANCE SHEETS


                                                                           12/31/2002            3/31/2002
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0                     0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $           15,754    $           11,216
      Accounts Payable                                                               176                   232
      Accrued Interestpayable-stockholders                                         1,688                   825
                                                                        -----------------     -----------------
           Total Current Liabilities                                              17,618                12,273
                                                                        -----------------     -----------------
           Total Liabilities                                                      17,618                12,273
                                                                        -----------------     -----------------

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 4,313,321 shares                                           4,314                 4,314
      Paid-in Capital                                                            352,207               352,207
      Deficit accumulated prior to development stage                            (351,823)             (351,823)
      Deficit accumulated during the development stage                           (22,316)              (16,971)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                           (17,618)              (12,273)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================

                             Formula Footwear, Inc.
                          [A Development Stage Company]
                             STATEMENTS OF OPERATIONS

                                                                                                  From the Beginning of
                                          Three Months    Three Months   Nine Months  Nine Months  Development Stage on
                                             Ended           Ended         Ended        Ended      April 1, 1989 through
                                           12/31/2002     12/31/2001     12/31/2002   12/31/2001   December 31, 2002
                                          -------------   ------------   ----------   ----------   -----------------

                                            [Unaudited]    [Unaudited]   [Unaudited]  [Unaudited]    [Unaudited]

REVENUE
     Income                             $            0  $           0 $          0 $          0  $                0
                                          -------------   ------------   ----------   ----------   -----------------
NET REVENUE                                          0              0            0            0                   0

Operating Expenses
     General and Administrative                    918          1,782        5,345        4,213              22,316

                                          -------------   ------------   ----------   ----------   -----------------
Total Operating Expenses                           918          1,782        5,345        4,213              22,316

                                          -------------   ------------   ----------   ----------   -----------------
Net Loss Before Taxes                   $         (918) $      (1,782)$     (5,345)$     (4,213) $          (22,316)
                                          -------------   ------------   ----------   ----------   -----------------

Income/Franchise taxes                               0              0            0            0

Net loss                                $         (918) $      (1,782)$     (5,345)$     (4,213) $          (22,316)
                                          =============   ============   ==========   ==========   =================
Loss Per Share                          $        (0.01) $       (0.01)$      (0.01)$      (0.01)
                                          =============   ============   ==========   ==========

Weighted Average Shares Outstanding          4,313,321      4,267,288    4,313,321    4,267,288
                                          =============   ============   ==========   ==========


                             Formula Footwear, Inc.
                          [A Development Stage Company]
                             STATEMENTS OF CASH FLOWS

                                                                                                        From the Beginning of
                                              Three Months   Three Months  Nine Months    Nine Months    Development Stage on
                                                 Ended          Ended         Ended          Ended       April 1, 1989 through
                                              12/31/2002     12/31/2001     12/31/2002     12/31/2001    September 30, 2002
                                              ------------   ------------  -------------  -------------  ------------------

                                               [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                  $        (918) $      (1,782)$       (5,345)$       (4,213)            (22,316)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                          0              0              0              0               1,160
    Increase/(Decrease) in accounts payable             0              0            (56)             0                 176
    Increase/(Decrease) in accrued liabilities        280              0            863              0               1,688
                                              ------------   ------------  -------------  -------------  ------------------

      Net Cash Used For Operating Activities         (638)        (1,782)        (4,538)        (4,213)            (19,292)
                                              ============   ============  =============  =============  ==================

Cash Flows Provided by Investing Activities             0              0              0              0                   0
-------------------------------------------   ------------   ------------  -------------  -------------  ------------------

Cash Flows Provided by Financing Activities
-------------------------------------------
    Proceeds from shareholder loan                    638          1,782          4,538          4,213              15,754
     Common stock issued for cash                       0              0              0              0               3,538
                                              ------------   ------------  -------------  -------------  ------------------

      Net Cash Provided by Financing Activities       638          1,782          4,538          4,213              19,292

Net Increase In Cash                                    0              0              0              0                   0

Beginning Cash Balance                                  0              0              0              0                   0

Ending Cash Balance                        $            0 $            0 $            0 $            0 $                 0
                                              ------------   ------------  -------------  -------------  ------------------
Cash Paid For:
-------------
    Interest                               $            0 $            0 $            0 $            0 $                 0
    Income Taxes                           $            0 $            0 $            0 $            0 $                 0

Schedule of Non Cash Financing Activities
-----------------------------------------
     Stock Issued For Services             $            0 $            0 $            0 $            0 $             1,160
                                              ============   ============  =============  =============  ==================


                             FORMULA FOOTWEAR, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      December 31, 2002 and March 31, 2002

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclusures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10KSB. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of asets and liquidation of liabilities in the normal course of business. the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Conmpany is unable to obtain adequate capital, it could be forced to cease development of operations.

     In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management plans to continue as a going concern include obtaining loans from management of principal stockholders as necessary. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a goind concern.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2002, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 2002, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $918, stemming from general and administrative expenses.

Liquidity

     At December 31, 2002, the Company had total current assets of $0 and total current liabilities of $17,618.

Controls and Procedures.

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


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

                                 FORMULA FOOTWEAR, INC.


Date:  2/3/03               By/S/ Harold T. Jenson
                            Harold T. Jenson, Vice President and Director



Date:  2/3/03               By/S/ Jason Jenson
                            Jason Jenson, Secretary/Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Harold T. Jenson, Vice President and Director of Formula Footwear, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Formula Footwear, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  2/3/03                       Signature:By/S/ Harold T. Jenson
                                               ---------------------------
                                               Harold T. Jenson
                                               Vice President and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jason Jenson, Secretary/Treasurer and Director of Formula Footwear, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Formula Footwear, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  2/3/03                       Signature:By/S/Jason Jenson
                                               ---------------------
                                               Jason Jenson
                                               Secretary/Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Formula Footwear, Inc., (the "Company") on Form 10-QSB for the quarterly period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Harold T. Jenson, Vice President and Director and Jason Jenson, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Harold T. Jenson _
Harold T. Jenson
Vice President and Director

Dated this 3rd day of February, 2003



By/S/ Jason Jenson       _
Jason Jenson
Secretary/Treasurer and Director

Dates this 3rd day of February, 2003