Form 10KSB
period 2003-03-31
FORMULA FOOTWEAR INC
filed 2003-06-24
CIK 772370

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended March 31, 2003
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                               -------------------
                                   002-98748-D


                             FORMULA FOOTWEAR, INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              33-0317292
           ----                                              ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                      4685 South Highland Drive, Suite 202
                            Salt Lake City, UT 84117
                            ------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 278-9424


                             FORMULA FOOTWEAR, INC.
                             ----------------------

          (Former Name or Former Address, if changed since last Report)
                              None; Not Applicable

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

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's  revenues for its most recent fiscal year:  March 31, 2003 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 31, 2003 - $95. There are approximately 95,000 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  May 21, 2003
                                    4,313,321

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes      No  X
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
---------------------------------

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

     None; not applicable

Competition.
------------

     None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
----------------

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

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
-------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable

Number of Employees.
--------------------

     None; not applicable


Item 2.  Description of Property.
---------------------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its majority shareholder, Jenson Services, Inc., and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Utah. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
---------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     During the fiscal year ended March 31, 2003, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information.
-------------------

     There has been no "public market" for shares of common stock of the Company. However, the Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 340.

Dividends.
----------

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On May 30, 1999, the Company issued 300,000 "unregistered" and "restricted" common shares to Jenson Services, Inc., in consideration of payment of $300 of expenses incurred on behalf of the Company. These shares were issued at par value, one mill ($0.001).

     On May 30, 1999, the Company issued 220,000 "unregistered" and "restricted" common shares to each of it's three current officers and directors, for a total of 660,000 "unregistered" and "restricted" shares. These shares were in consideration of services rendered and issued at par value, one mill ($0.001).

     On October 31, 1999, the Company issued 3,237,570 "unregistered" and "restricted" common shares to Jenson Services, Inc., in consideration of payment of $3,237.57 of expenses incurred on behalf of the Company. These shares were issued at par value, one mill ($0.001).

     On December 4, 2000, the Company issued 25,000 common shares to James Doolin in compensation for services that Mr. Doolin provided. These shares were registered with the Securties and Exchange Commission. Also, the Company issued Leonard W. Burningham, Esq., 25,000 common shares in compensation for services that he provided to the Company. These shares were also registered with the Securities and Exchange Commission.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of March 31, 2003, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At March 31, 2003, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the fiscal year ended March 31, 2003, the Company had a net loss of $5,424. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended March 31, 2003 and 2002

          Independent Auditors' Report

          Balance Sheet - March 31, 2003

          Statements of Operations for the years ended
          March 31, 2003 and 2002

          Statements of Stockholders' Equity/(Deficit)

          Statements of Cash Flows for the years ended
          Mrach 31, 2003 and 2002

          Notes to the Financial Statements

                             FORMULA FOOTWEAR, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2003

                                 CONTENTS



Independent Auditors' Report.................................................F-3

Balance Sheet........ .......................................................F-4

Statements of Operations.....................................................F-5

Statements of Stockholders' Equity (Deficit).................................F-6

Statements of Cash Flows.....................................................F-7

Notes to the Financial Statements............................................F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Formula Footwear, Inc.
(A Development Stage Company)
Salt Lake City, Utah


     We have audited the accompanying balance sheet of Formula Footwear, Inc. (a development stage company) as of March 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002 and from the beginning of the development stage on April 1, 1989 through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with accounting standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Formula Footwear, Inc. (a development stage company) as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002 and from the beginning of the development stage on April 1, 1989 through March 31, 2003, in conformity with generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
June 9, 2003


                             FORMULA FOOTWEAR, INC.
                          (A Development Stage Company)
                                  Balance Sheet




                                     ASSETS

                                                                                      March 31,
                                                                                        2003
                                                                                     ----------
CURRENT ASSETS

   Cash

     Total Current Assets                                                                       -

     TOTAL ASSETS                                                               $               -


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

   Accounts payable                                                             $             977
   Accrued interest                                                                         2,181
   Shareholder loan (Note 4)                                                               15,895
                                                                                       ----------
     Total Current Liabilities                                                             19,053
                                                                                       ----------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock authorized; 50,000,000 common shares
    at $0.001 par value; 4,313,321 shares issued and outstanding                            4,314
   Capital in excess of par value                                                         352,207
   Deficit accumulated prior to development stage                                        (351,823)
   Deficit accumulated during the development stage                                       (23,751)
                                                                                       ----------
     Total Stockholders' Equity (Deficit)                                                 (19,053)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $          -
                                                                                       ==========

   The accompanying notes are an integral part of these financial statements.

                                      F-4


                             FORMULA FOOTWEAR, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                     From the
                                                                                                   Beginning of
                                                                                                    Development
                                                                                                     Stage on
                                                                          For the                  April 1, 1989
                                                                        Years Ended                   Through
                                                                           March 31,                 March 31,
                                                                 2003               2002               2003
                                                           -----------------  ----------------  ------------------

REVENUES                                                   $               -  $              -  $                -
                                                                  ----------        ----------          ----------
OPERATING EXPENSES

   General and administrative                                          5,424             5,010              21,570
                                                                  ----------        ----------          ----------
     Total Expenses                                                   (5,424)           (5,010)            (21,570)
                                                                  ----------        ----------          ----------
OTHER EXPENSES

   Interest expense                                                   (1,356)             (441)             (2,181)
                                                                  ----------        ----------          ----------
     Total Other Expense                                              (1,356)             (441)             (2,181)
                                                                  ----------        ----------          ----------
NET LOSS                                                   $          (6,780) $         (5,451) $          (23,751)
                                                                  ==========        ==========          ==========
BASIC LOSS PER SHARE                                       $           (0.00) $         (0.00)
                                                                  ==========        ==========          ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             4,313,321         4,314,299


   The accompanying notes are an integral part of these financial statements.

                                      F-5


                             FORMULA FOOTWEAR, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)



                                                       Common Stock                  Capital in
                                                       ------------                  Excess of          Accumulated
                                                Shares             Amount            Par Value            Deficit
                                                ------             ------            ---------              -----

Balance, March 31, 1989                             49,928  $              50   $         351,773  $           (351,823)

Net loss for the years ended
 March 31, 1990 - 1998                                   -                  -                   -                     -
                                                 ---------         ----------          ----------            ----------
Balance, March 31, 1998                             49,928                 50             351,773              (351,823)

Net loss for the year ended
 March 31, 1999                                          -                  -                   -                  (426)
                                                 ---------         ----------          ----------            ----------
Balance, March 31, 1999                             49,928                 50             351,773              (352,249)

May 30, 1999, shares issued for
 services valued at $0.001 per share               660,000                660                   -                     -

May 30, 1999, shares issued for
 cash valued at $0.001 per share                   300,000                300                   -                     -

October 31, 1999, shares issued
 for cash valued at $0.001 per share             3,237,570              3,238                  -                      -

Fractional shares issued in stock split             19,790                 20                (20)                     -

Net loss for the year ended
 March 31, 2000                                          -                  -                   -                (6,326)
                                                ----------         ----------          ----------            ----------
Balance, March 31, 2000                          4,267,288              4,268             351,753              (358,575)

December 4, 2000, shares issued
 for services valued at $0.01 per
 share                                              50,000                 50                 450                     -

Net loss for the year ended
 March 31, 2001                                          -                  -                   -                (4,768)
                                                ----------         ----------          ----------            ----------
Balance, March 31, 2001                          4,317,288              4,318             352,203              (363,343)

Stock split adjustment for fractional
 shares returned                                    (3,967)                (4)                  4                     -

Net loss for the year ended
 March 31, 2002                                          -                  -                   -                (5,451)
                                                ----------         ----------          ----------            ----------
Balance, March 31, 2002                          4,313,321              4,314             352,207              (368,794)

Net loss for the year ended
 March 31, 2003                                          -                  -                   -                (6,780)
                                                ----------         ----------          ----------            ----------
Balance, March 31, 2003                          4,313,321  $           4,314   $         352,207  $           (375,574)
                                                ==========         ==========          ==========            ==========
Deficit accumulated prior to the development stage                                                 $           (351,823)
Deficit accumulated during the development stage                                                                (23,751)
                                                                                                             ----------
    Total accumulated deficit                                                                      $           (375,574)
                                                                                                             ==========


   The accompanying notes are an integral part of these financial statements.

                                      F-6


                             FORMULA FOOTWEAR, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                     From the
                                                                                                    Beginning of
                                                                                                    Development
                                                                                                     Stage on
                                                                          For the                  April 1, 1989
                                                                        Years Ended                   Through
                                                                         March 31,                   March 31,
                                                                 2003               2002               2003
                                                             ----------------   --------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $          (6,780) $         (5,451) $          (23,751)
   Adjustments to reconcile net loss to net
    cash (used) by operating activities:
     Common stock issued for services                                      -                 -               1,160
   Changes in operating asset and liability accounts:
     Increase (decrease) in accounts payable                             745               232                 977
     Increase (decrease) in accrued liabilities                        1,356               441               2,181
                                                                  ----------        ----------          ----------
       Net Cash (Used) by Operating Activities                        (4,679)           (4,778)            (19,433)
                                                                  ----------        ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES                                       -                 -                   -

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from shareholder loan                                      4,679             4,778              15,895
   Common stock issued for cash                                            -                 -               3,538
                                                                  ----------        ----------          ----------
       Net Cash Provided by Financing Activities                       4,679             4,778              19,433
                                                                  ----------        ----------          ----------
NET INCREASE IN CASH                                                       -                 -                   -

CASH AT BEGINNING OF PERIOD                                                -                 -                   -
                                                                  ----------        ----------          ----------
CASH AT END OF PERIOD                                      $               -  $              -  $                -
                                                                  ==========        ==========          ==========
Cash Payments for:

   Income taxes                                            $             131  $              -  $              131
   Interest                                                $               -  $              -  $                -

SCHEDULE OF NON CASH FINANCING ACTIVITIES

   Common stock issued for services                        $               -  $              -  $            1,160


   The accompanying notes are an integral part of these financial statements.

                                      F-7

                             FORMULA FOOTWEAR, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             March 31, 2003 and 2002


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

              b.  Account Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a March 31 year-end.

              c.  Basic Loss Per Share

     The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                                    For the
                                                              Three Months Ended
                                                                    March 31,
                                                           2003               2002
                                                           ----               ----
              Net loss (numerator)               $        (6,780) $         (5,451)
              Weighted average shares
               outstanding (denominator)               4,313,321         4,314,299
                                                       ---------         ---------
              Basic loss per share               $         (0.00) $          (0.00)

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

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e.  Provision for Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    Net deferred tax assets consist of the following components as of March 31, 2003 and 2002:
                                                                         2003                2002
                                                                         ----                ----
    Deferred tax assets
    NOL Carryover                                                 $            5,800  $          140,141

    Deferred tax liabilities:                                                      -                   -

    Valuation allowance                                                       (5,800)           (140,141)
                                                                           ---------           ---------
    Net deferred tax asset                                        $                -  $                -
                                                                           =========           =========
    The income tax provision  differs from the amount of income tax  determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2003 and 2002 due to the following:

                                                                         2003                2002
                                                                         ----                ----
    Book loss                                                     $           (2,644) $           (2,071)
    Valuation allowance                                                        2,644               2,071
                                                                           ---------           ---------
                                                                  $                -  $                -
                                                                           =========           =========

     At March 31, 2003, the Company had net operating loss carryforwards of approximately $14,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the March 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

NOTE 2 -      GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include seeking a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 -      COMMON STOCK

     The Company amended its Articles of Incorporation to affect a reverse split of its outstanding voting securities on a basis of one for 533 shares, effective May 30, 1999. Any references to common stock have been retroactively restated.

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

NOTE 4 -      SHAREHOLDER LOAN

     A shareholder of the Company has loaned $15,895 to the Company. This amount is unsecured, and due on demand. Interest has been imputed at 10% and at March 31, 2003 $2,181 of interest was accrued.

NOTE 5 -      NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Company adopted the provisions of FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The effect of these adopted provisions on the Company's financial statements was not significant.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     There has been no changes and/or disagreements between the Company and its auditors during the period covered by this Report.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Stephen R. Fry        President        02/03          *
                      Director         02/03          *

Harold Jenson         Vice President   03/99          *
                      Director         03/99          *

Jason Jenson          Secretary        03/99          *
                      Director         03/99          *

James Doolin          President        12/98         02/03
                      Director         12/98         02/03


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Stephen R. Fry, President and a director is 31 years of age. Mr. Fry received a bachelors degree from the University of Utah in Communications and Spanish in June 1995. Mr. Fry has owned and operarated Diamond Executive Detail and Diamond Mobil Powerwashing, Divisions of Diamond Mobil Services, a Salt Lake City based LLC, for the past seven years.

     Harold Jenson, Vice President and a director is 33 years of age. Mr. Jenson is currently a partner and contract foreman with Jenson Orton Construction. Mr. Jenson graduated from Montana State University, in Billings, Montana.

     Jason Jenson, Secretary and a director is 27 years of age. Mr. Jenson has owned an independent contractor's business in Salt Lake City, Utah, since 1994. Mr. Jenson graduated from the University of Utah in Business Administration in 1994.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Both Jason Jenson & Harold Jenson, the Company's Secretary and Vice President, respectively, are cousins with each other and are both nephews to Duane Jenson, the beneficial owner of Jenson Services, Inc., which currently controls 82% of the Company's common stock.

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

Item 10. Executive Compensation.
--------------------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------

Stephen R.    03/31/03    0     0     0      0     0     0   0
Fry,
President,
Director

James
Doolin,       03/31/03    0     0     0     0      0     0   0
President,    03/31/02    0     0     0     0      0     0   0
Director      03/31/01    0     0     0   25,000   0     0   0


Harold
Jenson        03/31/03    0     0     0     0      0     0   0
Vice Pres./   03/31/02    0     0     0     0      0     0   0
Director      03/31/01    0     0     0     0      0     0   0


Jason         03/31/03    0     0     0     0      0     0   0
Jenson,       03/31/02    0     0     0     0      0     0   0
Secretary     03/31/01    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending March 31, 2003, 2002, or 2001, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of March 31, 2003, with the computations being based upon 4,317,288 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Jenson Services, Inc.*        3,537,570                  82%

James Doolin                  245,000                    5%

Harold Jenson                 220,000                    5%

Jason Jenson                  220,000                    5%
                              -------                    -----
                              4,222,570                  97%

     * Duane Jenson is the Owner of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Harold Jenson                    220,000              5%
900 West Bitner Road #F16
Park City, UT 84098

Jason Jenson                     220,000              5%
1769 Bryan Ave.
SLC, UT 84106
                              -------              ------
All directors and
executive officers               440,000              10%
as a group (3 persons)


Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None; Not Applicable.

Exhibits.
---------

     None; Not Applicable.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FORMULA FOOTWEAR, INC.



Date:  6-24-03                         By/S/ Stephen Fry
                                       Stephen R. Fry
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       FORMULA FOOTWEAR, INC.



Date:  6-24-03                         By/S/Stephen Fry
                                       Stephen R. Fry
                                       President and Director


Date:  6-24-03                          By/S/ Jason Jenson
                                        Jason V. Jenson
                                        Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Stephen R. Fry, President and Director of Formula Footwear, Inc. (the "registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  6/24/03                      Signature: By/S/ Stephen Fry
        -----------------                       --------------
                                     Stephen R. Fry
                                     President and Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jason V. Jenson, Secretary/Treasurer and Director of Formula Footwear, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  6/24/03                    Signature:   By/S/Jason Jenson
        -----------------                       -----------------
                                                Jason V. Jenson
                                                Secretary/Treasurer and Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Formula Footwear, Inc. (the "Registrant") on Form 10-KSB for the year ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Stephen R. Fry, President and Director and Jason V. Jenson, Secretary, Treasurer and Director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/Stephen Fry
-----------------
Stephen R. Fry
President and Director
Dated this 24th day of June, 2003.


By/S/Jason Jenson
-----------------
Jason V. Jenson
Secretary, Treasurer and Director
Dated this 24th day of June, 2003