Form 10QSB
period 2003-06-30
FORMULA FOOTWEAR INC
filed 2003-07-17
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

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


             4685 Highland Dr., Suite 202, Salt Lake City, UT 84117
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)278-9424

                          None; Not Applicable.
                          ---------------------
          (Former Name or Former Address, if changed since last Report)

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

                                  July 9, 2003

                                    4,313,321

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.Financial Statements.
----------------------------

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                             Formula Footwear, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        June 30, 2003 and March 31, 2003


                                                            06/30/2003          03/31/2003
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS

Assets
      Cash                                               $             0        $        0

                                                          --------------        ----------
         Total Current Assets                            $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $        17,271        $   15,895
     Accounts Payable                                              1,750               977
     Accrued Interest-Related Party                                2,578             2,181
                                                          --------------        ----------
         Total Current Liabilities                                21,599            19,053

         Total Liabilities                                        21,599            19,053
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 4,313,321 shares                             4,314             4,314
     Paid-in Capital                                             352,207           352,207
     Deficit accumulated prior to development stage            (351,823)          (351,823)
     Deficit accumulated during development stage               (26,297)           (23,751)
                                                          --------------        ----------
         Total Stockholders' Deficit                            (21,599)           (19,053)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                             Formula Footwear, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 For the Three Month Period Ended June 30, 2003
   and 2002 and from inception of the Development Stage through June 30, 2003.

                                              Three          Three      From the Beginning of
                                             Months         Months      Development Stage on
                                              Ended          Ended      April 1, 1989 through
                                           06/30/2003     06/30/2002        June 30, 2003
                                          -------------  -------------  ---------------------
                                           [Unaudited]    [Unaudited]        [Unaudited]
REVENUE

    Income                               $            0 $            0  $               0
                                          -------------  -------------  -----------------
NET REVENUE                                           0              0                  0

Operating Expenses
    General and Administrative                    2,149          2,987             23,719
                                          -------------  -------------  -----------------
Total Operating Expenses                         (2,149)        (2,987)           (23,719)

Other Expenses
    Interest Expense                               (397)         (280)             (2,578)
                                          -------------  -------------  -----------------
(Loss) Before Taxes                      $       (2,546)$      (3,267)            (26,297)
                                          =============  =============  =================

Income/Franchise taxes                                0             0                   0

Net loss                                         (2,546)       (3,267)            (26,297)
                                          =============  =============  =================
Loss Per Share                           $       (0.00) $       (0.00)
                                          =============  =============

Weighted Average Shares Outstanding           4,313,321      4,313,321
                                          =============  =============



                             Formula Footwear, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Three Month Period Ended June 30, 2003 and 2002
        and from inception of the Development Stage through June 30, 2003

                                               Three          Three     From the Beginning of
                                               Months         Months    Development Stage on
                                               Ended          Ended     April 1, 1989 through
                                             06/30/2003     06/30/2002    June 30, 2003
                                            ------------   ------------ ---------------------
                                            [Unaudited]    [Unaudited]       [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $     (2,546)  $     (3,267)  $             (26,297)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Shares issued for Services                        0              0   $               1,160
    Increase/(Decrease) in accounts payable         773              0                  1,750
    Increase/(Decrease) in accrued liabiliteis      397            280                  2,578

                                            ------------   ------------         -------------
     Net Cash Used For Operating Activities      (1,376)        (2,987)               (20,809)
                                            ============   ============         =============
Cash Flows Provided (Used) by
  Investing Activities                     $          0   $          0   $                  0
  --------------------

Cash Flows Provided by Financing Activities
--------------------------------------------

      Proceeds from Shareholder loan              1,376          2,987                 17,271

      Common stock issued for cash                    0              0                  3,538
                                            ------------   ------------         -------------
      Net Cash Provided by Financing Activities   1,376          2,987                 20,809

      Net Increase In Cash                             0              0                     0

      Beginning Cash Balance                           0              0                     0

      Ending Cash Balance                $             0 $            0  $                   0
                                            ------------   ------------         -------------
Cash Payments for:
------------------

      Income Tax                         $             0 $            0  $                131

      Interest                           $             0 $            0  $                  0
                                            ------------   ------------         -------------
Schedule of Non-Cash Financing Activities
-----------------------------------------

      Stock Issued for Services                        0              0                 1,160
                                            ------------   ------------         -------------


                             FORMULA FOOTWEAR, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                        June 30, 2003 and March 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclusures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2003 Annual Report on Form 10KSB. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of asets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Conmpany is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations in the period ending June 30, 2003, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.
----------------------

     The Company has had no operations during the quarterly period ended June 30, 2003, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $2,149, stemming from general and administrative expenses.

Liquidity.
----------

     At June 30, 2003, the Company had total current assets of $0 and total current liabilities of $21,599.

Controls and Procedures.
------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 1.Legal Proceedings.
-------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

None; not applicable

Item 3.Defaults Upon Senior  Securities.
----------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

None; not applicable

Item 5.Other Information.
-------------------------

None; applicable

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

None; not applicable

(b)Reports on Form 8-K.
-----------------------

None; Not Applicable.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FORMULA FOOTWEAR, INC.


Date:  7/16/03              By/S/ Stephen R. Fry
                            Stephen R. Fry, President  and Director



Date:  7/17/03              By/S/ Jason Jenson
                            Jason Jenson, Secretary/Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Stephen R. Fry, President and Director of Formula Footwear, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Formula Footwear, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:7-16-03                       Signature: By/S/ Stephen R. Fry
                                               ---------------------------
                                               Stephen R. Fry
                                               President and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jason V. Jenson, Secretary, Treasurer and Director of Formula Footwear, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Formula Footwear, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated: 7-17-03                      Signature: By/S/ Jason V. Jenson
                                               ---------------------------
                                               Jason V. Jenson
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Formula Footwear, Inc., (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"),
I(We),   Stephen  R.   Fry,   President   and   Director   and  Jason   Jenson,
Secretary/Treasurer and Director of the Company,  certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Stephen R. Fry
--------------------
Stephen R. Fry
President and Director

Dated this 16th day of July, 2003



By/S/ Jason Jenson
------------------
Jason Jenson
Secretary/Treasurer and Director

Dates this 17th day of July, 2003