Form 10QSB
period 2003-09-30
FORMULA FOOTWEAR INC
filed 2003-11-06
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                               Commission File No.
                                   002-98748-D
                                   -----------

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

                               October 27, 2003
                                    4,313,321

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                                Formula Footwear
                          [A Development Stage Company]
                                 BALANCE SHEETS


                                                                            9/30/2003            3/31/2003
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0    $                0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $           19,820    $           15,895
      Accounts Payable                                                                 0                   977
      Accrued Interestpayable-stockholders                                         2,993                 2,181
                                                                        -----------------     -----------------
           Total Current Liabilities                                              22,813                19,053
                                                                        -----------------     -----------------
           Total Liabilities                                                      22,813                19,053
                                                                        -----------------     -----------------

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 4,313,321 shares                                           4,314                 4,314
      Paid-in Capital                                                            352,207               352,207
      Deficit accumulated prior to development stage                            (351,823)             (351,823)
      Deficit accumulated during the development stage                           (27,511)              (23,751)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                           (22,813)              (19,053)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================

                             Formula Footwear, Inc.
                          [A Development Stage Company]
                             STATEMENTS OF OPERATIONS

                                                                                                  From the Beginning of
                                          Three Months    Three Months   Six Months   Six Months  Development Stage on
                                             Ended           Ended         Ended        Ended      April 1, 1989 through
                                            9/30/2003      9/30/2002     09/30/2003   09/30/2002   September 30, 2003
                                          -------------   ------------   ----------   ----------   -----------------

                                            [Unaudited]    [Unaudited]   [Unaudited]  [Unaudited]    [Unaudited]

REVENUE
     Income                             $            0  $           0 $          0 $          0  $                0
                                          -------------   ------------   ----------   ----------   -----------------
NET REVENUE                                          0              0            0            0                   0

Operating Expenses
     General and Administrative                    799          1,160        2,948        4,427              24,518

                                          -------------   ------------   ----------   ----------   -----------------
Total Operating Expenses                           799          1,160        2,948        4,427              24,518
                                          -------------   ------------   ----------   ----------   -----------------
Net Operating Loss                      $         (799)        (1,160)      (2,948)      (4,427)            (24,518)

Other Expenses
     Interest Expense                             (415)             0         (812)           0              (2,993)
                                          -------------   ------------   ----------   ----------   -----------------
Net Loss Before Taxes                   $       (1,214) $      (1,160)$     (3,760)$     (4,427) $          (27,511)


Income/Franchise taxes                               0              0            0            0                   0
                                          -------------   ------------   ----------   ----------   -----------------
Net loss                                $       (1,214) $      (1,160)$     (3,760)$     (4,427) $          (27,511)
                                          =============   ============   ==========   ==========   =================
Loss Per Share                          $        (0.00) $       (0.00)$      (0.00)$      (0.00)
                                          =============   ============   ==========   ==========

Weighted Average Shares Outstanding          4,313,321      4,313,321    4,313,321    4,313,321
                                          =============   ============   ==========   ==========


                             Formula Footwear, Inc.
                          [A Development Stage Company]
                             STATEMENTS OF CASH FLOWS

                                                                                                        From the Beginning of
                                              Three Months   Three Months  Six Months    Six  Months    Development Stage on
                                                 Ended          Ended         Ended          Ended       April 1, 1989 through
                                               9/30/2003      9/30/2002      9/30/2003      9/30/2002    September 30, 2003
                                              ------------   ------------  -------------  -------------  ------------------

                                               [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                  $      (1,214) $      (1,160)$       (3,760)$       (4,427) $          (27,511)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                          0              0              0              0               1,160
    Increase/(Decrease) in accounts payable        (1,750)             0           (977)           (56)                  0
    Increase/(Decrease) in accrued liabilities        415            280            812            560               2,993
                                              ------------   ------------  -------------  -------------  ------------------

      Net Cash Used For Operating Activities       (2,549)          (880)        (3,925)        (3,923)            (23,358)
                                              ------------   ------------  -------------  -------------  ------------------

Cash Flows Provided by Investing Activities             0              0              0              0                   0
-------------------------------------------   ------------   ------------  -------------  -------------  ------------------

Cash Flows Provided by Financing Activities
-------------------------------------------
    Proceeds from shareholder loan                  2,549            880          3,925          3,923              19,820
     Common stock issued for cash                       0              0              0              0               3,538
                                              ------------   ------------  -------------  -------------  ------------------

      Net Cash Provided by Financing Activities     2,549            880          3,925          3,923              23,358
                                              ------------   ------------  -------------  -------------  ------------------
Net Increase In Cash                                    0              0              0              0                   0

Beginning Cash Balance                                  0              0              0              0                   0
                                              ------------   ------------  -------------  -------------  ------------------
Ending Cash Balance                        $            0 $            0 $            0 $            0 $                 0
                                              ============   ============  =============  =============  ==================
Cash Paid For:
-------------
    Interest                               $            0 $            0 $            0 $            0 $                 0
    Income Taxes                           $            0 $            0 $            0 $            0 $                 0

Schedule of Non Cash Financing Activities
-----------------------------------------
     Stock Issued For Services             $            0 $            0 $            0 $            0 $             1,160



                             FORMULA FOOTWEAR, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      September 30, 2003 and March 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclusures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10KSB. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004.

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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2003, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2003, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,214 stemming from general and administrative expenses.

Liquidity

     At September 30, 2003, the Company had total current assets of $0 and total current liabilities of $22,813.

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

                                 FORMULA FOOTWEAR, INC.


Date: 10/31/03              By/S/ Stephen R. Fry
                            Stephen R. Fry, President and Director



Date: 11-1-03               By/S/ Jason Jenson
                            Jason Jenson, Secretary/Treasurer and Director

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



Dated: 10/31/03                    Signature:  By/S/ Stephen R. Fry
                                               ---------------------------
                                               Stephen R. Fry
                                               President and Director

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



Dated:  11/1/03                     Signature: By/S/ Jason V. Jenson
                                               ---------------------------
                                               Jason V. Jenson
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Formula Footwear, Inc., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Stephen R. Fry, President and Director and Jason Jenson, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Stephen R. Fry
--------------------
Stephen R. Fry
President and Director

Dated this 30th day of October, 2003



By/S/ Jason Jenson
------------------
Jason Jenson
Secretary/Treasurer and Director

Dates this 1st day of November, 2003