Form 10QSB
period 2003-12-31
FORMULA FOOTWEAR INC
filed 2004-02-12
CIK 772370

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2003

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

                               February 4, 2004
                                    2,156,669

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                                Formula Footwear
                          [A Development Stage Company]
                                 BALANCE SHEETS


                                                                           12/31/2003            3/31/2003
                                                                        -----------------     -----------------
                                                                          [Unaudited]
                                                    ASSETS

Assets                                                                $                0    $                0

                                                                        -----------------     -----------------
           Total Assets                                               $                0    $                0
                                                                        =================     =================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                         $           20,654    $           15,895
      Accounts Payable                                                                 0                   977
      Accrued Interestpayable-stockholders                                         3,499                 2,181
                                                                        -----------------     -----------------
           Total Current Liabilities                                              24,153                19,053
                                                                        -----------------     -----------------
           Total Liabilities                                                      24,153                19,053
                                                                        -----------------     -----------------

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 2,156,669 shares                                           2,157                 2,157
      Paid-in Capital                                                            354,364               354,364
      Deficit accumulated prior to development stage                            (351,823)             (351,823)
      Deficit accumulated during the development stage                           (28,851)              (23,751)
                                                                        -----------------     -----------------
           Total Stockholders' Deficit                                           (24,153)              (19,053)

                                                                        -----------------     -----------------
           Total Liabilities and Stockholders' Deficit                $                0    $                0
                                                                        =================     =================

                             Formula Footwear, Inc.
                          [A Development Stage Company]
                             STATEMENTS OF OPERATIONS

                                                                                                  From the Beginning of
                                          Three Months    Three Months  Nine Months  Nine Months  Development Stage on
                                             Ended           Ended         Ended        Ended      April 1, 1989 through
                                           12/31/2003     12/31/2002     12/31/2003   12/31/2002   December 31, 2003
                                          -------------   ------------   ----------   ----------   -----------------

                                            [Unaudited]    [Unaudited]   [Unaudited]  [Unaudited]    [Unaudited]

REVENUE
     Income                             $            0  $           0 $          0 $          0  $                0
                                          -------------   ------------   ----------   ----------   -----------------
NET REVENUE                                          0              0            0            0                   0

Operating Expenses
     General and Administrative                    834            918        3,782        5,345              25,352

                                          -------------   ------------   ----------   ----------   -----------------
Total Operating Expenses                          (834)          (918)      (3,782)      (5,345)            (25,352)
                                          -------------   ------------   ----------   ----------   -----------------
Net Operating Loss                                (834)          (918)      (3,782)      (5,345)            (25,352)

Other Expenses
     Interest Expense                             (506)             0       (1,318)           0              (3,499)
                                          -------------   ------------   ----------   ----------   -----------------
Net Loss Before Taxes                           (1,340)          (918)      (5,100)      (5,345)            (28,851)


Income/Franchise taxes                               0              0            0            0                   0
                                          -------------   ------------   ----------   ----------   -----------------
Net loss                               $        (1,340) $        (918)$     (5,100)$     (5,345) $          (28,851)
                                          =============   ============   ==========   ==========   =================
Loss Per Share                                   (0.00)         (0.00)       (0.00)       (0.00)
                                          =============   ============   ==========   ==========

Weighted Average Shares Outstanding          2,156,669      2,133,644    2,156,669    2,133,644
                                          =============   ============   ==========   ==========


                             Formula Footwear, Inc.
                          [A Development Stage Company]
                             STATEMENTS OF CASH FLOWS

                                                                                                        From the Beginning of
                                              Three Months   Three Months Nine Months   Nine  Months    Development Stage on
                                                 Ended          Ended         Ended          Ended       April 1, 1989 through
                                              12/31/2003     12/31/2002     12/31/2003     12/31/2002    December 31, 2003
                                              ------------   ------------  -------------  -------------  ------------------

                                               [Unaudited]    [Unaudited]   [Unaudited]    [Unaudited]      [Unaudited]

Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                  $      (1,340) $        (918)$       (5,100)$       (5,345) $          (28,851)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                          0              0              0              0               1,160
    Increase/(Decrease) in accounts payable             0              0           (977)           (56)                  0
    Increase/(Decrease) in accrued liabilities        506            280          1,318            863               3,499
                                              ------------   ------------  -------------  -------------  ------------------

      Net Cash Used For Operating Activities         (834)          (638)        (4,759)        (4,538)            (24,192)
                                              ------------   ------------  -------------  -------------  ------------------

Cash Flows Provided by Investing Activities             0              0              0              0                   0
-------------------------------------------   ------------   ------------  -------------  -------------  ------------------

Cash Flows Provided by Financing Activities
-------------------------------------------
    Proceeds from shareholder loan                    834            638          4,759          4,538              20,654
     Common stock issued for cash                       0              0              0              0               3,538
                                              ------------   ------------  -------------  -------------  ------------------

      Net Cash Provided by Financing Activities       834            638          4,759          4,538              24,192
                                              ------------   ------------  -------------  -------------  ------------------
Net Increase In Cash                                    0              0              0              0                   0

Beginning Cash Balance                                  0              0              0              0                   0
                                              ------------   ------------  -------------  -------------  ------------------
Ending Cash Balance                        $            0 $            0 $            0 $            0 $                 0
                                              ============   ============  =============  =============  ==================
Cash Paid For:
-------------
    Interest                               $            0 $            0 $            0 $            0 $                 0
    Income Taxes                           $            0 $            0 $            0 $            0 $                 0

Schedule of Non Cash Financing Activities
-----------------------------------------
     Stock Issued For Services             $            0 $            0 $            0 $            0 $             1,160



                             FORMULA FOOTWEAR, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                      Decemner 31, 2003 and March 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclusures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2003 Annual Report on Form 10KSB. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended March 31, 2004.

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

NOTE 3 - SIGNIFICANT TRANSACTION

     On November 28, 2003, the Company reverse split its stock on a 1 for 2 basis. All references to common stock have been retroactively restated.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending December 31, 2003, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended December 31, 2003, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,340 stemming from general and administrative expenses.

Liquidity

     At December 31, 2003, the Company had total current assets of $0 and total current liabilities of $24,153.

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


PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

     On November 17, 2003, the Board of Directors , acting pursuant to Section 16-10a-821 of the Utah Revised Business Corporations Act, and the Articles of Incorporation of the Company, as amended, did unanimously consent to and effect a reverse split of the Company's outstanding common stock on the basis of one for two, while retaining the authorized shares at 50,000,000 and retaining the par value at $0.001 per share, with appropriate adjustments being made in the additional paid in capital and stated capital accounts of the Company, with all fractional shares being rounded up to the nearest whole share. The Company was not required to file a Certificate of Amendment regarding teh reverse split of its outstanding common stock and the reverse split was effected without shareholder approval under the Utah Revised Business Corporation Act. The reverse split became effective November 28, 2003.

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

                                 FORMULA FOOTWEAR, INC.


Date:  2-12-04              By/S/ Stephen R. Fry
                            Stephen R. Fry, President and Director



Date:  2-12-04              By/S/ Jason V. Jenson
                            Jason V. Jenson, Secretary/Treasurer and Director

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



Dated: 2-12-04                     Signature:  By/S/ Stephen R. Fry
                                               ---------------------------
                                               Stephen R. Fry
                                               President and Director

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



Dated: 2-12-04                      Signature: By/S/ Jason V. Jenson
                                               ---------------------------
                                               Jason V. Jenson
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Formula Footwear, Inc., (the "Company") on Form 10-QSB for the quarterly period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Stephen R. Fry, President and Director and Jason Jenson, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Stephen R. Fry
--------------------
Stephen R. Fry
President and Director

Dated this 12th day of February, 2004



By/S/ Jason V. Jenson
------------------
Jason V. Jenson
Secretary/Treasurer and Director

Dates this 12th day of February, 2004