Form 10KSB
period 2004-03-31
FORMULA FOOTWEAR INC
filed 2004-07-14
CIK 772370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended March 31, 2004
                                              --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                       Commission file number 002-98748-D
                                              -----------


                         VSUS TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                  Delaware                                     43-2033337
------------------------------------------------         ---------------------
       (State or Other Jurisdiction                        (I.R.S. Employer
     of Incorporation or Organization)                    Identification No.)


622 Third Avenue, 33rd Floor, New York, New York                 10017
------------------------------------------------             -------------
   (Address of Principal Executive Offices)                    (Zip Code)


                                 (212) 972-1400
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, including Area Code


                             Formula Footwear, Inc.
          4685 South Highland Drive, #202, Salt Lake City, Utah 84117
--------------------------------------------------------------------------------
         (Former Name and Former Address, if Changed since Last Report)


Securities registered under Section 12(b) of the Exchange Act:

                     None


Securities registered under Section 12(g) of the Exchange Act:

                     None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes        [ ] No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $0.00
                                                                  -------

         As of July 14, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $3,440,407. There are approximately 6,745,896 shares of common stock of the issuer not held by affiliates. There has been no "public market" for the issuer's common stock during the past five years. Therefore, for the purposes of this calculation, the issuer has valued its shares of common stock at $0.51 per share, based upon the price at which shares of preferred stock, issuable upon the conversion of loans made to the issuer by certain lenders, are convertible into shares of our common stock.

         As of July 14, 2004, the number of shares of the issuer's common stock outstanding was 11,893,896.


                       DOCUMENTS INCORPORATED BY REFERENCE

         A description of "Documents Incorporated by Reference" is contained in
Item 13 of this Report.

         Transitional Small Business Issuer Format (check one):

[ ] Yes         [X] No

                          ANNUAL REPORT ON FORM 10-KSB
                        OF VSUS TECHNOLOGIES INCORPORATED
                        (FORMERLY FORMULA FOOTWEAR, INC.)

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
Cautionary Notice Regarding Forward-Looking Statements.............................................            1
PART I.............................................................................................            2
          Item 1.  Description of Business.........................................................            2
          Item 2.  Description of Properties.......................................................           12
          Item 3.  Legal Proceedings...............................................................           12
          Item 4.  Submission of Matters to a Vote of Security Holders.............................           13
PART II............................................................................................           14
          Item 5.  Market for Common Equity and Related Stockholder Matters........................           14
          Item 6.  Management's Discussion and Analysis or Plan of Operation.......................           18
          Item 7.  Financial Statements............................................................           20
                              Contents.............................................................          F-1
                              Independent Auditors' Report of Brightman Almagor & Co.,
                                   a member firm of Deloitte Touche Tohmatsu.......................          F-2
                              Independent Auditors' Report of HJ & Associates, LLC.................          F-3
                              Consolidated Balance Sheets..........................................          F-4
                              Consolidated Statement of Operations.................................          F-5
                              Consolidated Statements of Changes in Shareholders' Deficiency.......          F-6
                              Consolidated Statements of Cash Flows................................          F-7
                              Notes to the Consolidated Financial Statements.......................       F-8 - F-12
          Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial
                   Disclosure .....................................................................           22
          Item 8A. Controls and Procedures.........................................................           22
PART III...........................................................................................           23
          Item 9.  Directors, Executive Officers, Promoters and Control persons, Compliance
                   Section 16(a) of Exchange Act...................................................           23
          Item 10. Executive Compensation..........................................................           26
          Item 11. Security Ownership of Certain Beneficial Owners and Management..................           28
          Item 12. Certain Relationships and Related Transactions..................................           31
          Item 13. Exhibits and Reports on Form 8-K................................................           32
          Item 14. Principal Accountant Fees and Services..........................................           33
Signatures.........................................................................................           34
Exhibit Index......................................................................................           35

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. This report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to many things. Some of these things are:

     o trends affecting our financial condition or results of operations for our limited history;

     o    our business and growth strategies;

     o    our technology;

     o    the Internet; and

     o    our financing plans.

         We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors. Some factors that could adversely affect actual results and performance include:

     o    our limited operating history;

     o    our lack of sales to date;

     o    our future requirements for additional capital funding;

     o    the failure of our technology and products to perform as specified;

     o    the discontinuance of growth in the use of the Internet;

     o    the enactment of new adverse government regulations; and

     o    the development of better technology and products by others.

You should carefully consider and evaluate all of these factors. In addition, we do not undertake to update forward-looking statements after we file this report with the Securities and Exchange Commission, even if new information, future events or other circumstances have made them incorrect or misleading.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

          On June 3, 1985, we were organized under the laws of the State of Utah, as Arrakis, Inc. Our initial authorized capital stock consisted of 50,000,000 shares, $0.001 par value per share. On December 8, 1987, we changed our name to Formula Footwear, Inc.

         On October 6, 1999 and November 28, 2003, we effectuated a 1-for-533 reverse split of our issued and outstanding common stock, and a 1-for-2 reverse split of our issued and outstanding common stock, respectively. In both instances, we retained the authorized capital and par value, with appropriate adjustments in the stated capital accounts and capital surplus accounts.

         Effective as of April 15, 2004, VSUS Technologies Incorporated, a Delaware corporation ("VSUS"), became a wholly-owned subsidiary of ours, when it merged with Formula Acquisition Corp., our wholly-owned Delaware subsidiary, which was organized for that purpose. At the time of the merger, (i) each of the 11,836,012 shares of VSUS's issued and outstanding common stock were converted into and exchanged for an equal number of our shares of common stock, (ii) each of the then outstanding 5,021,000 options to acquire shares of VSUS's common stock were converted into options to purchase an equal number of shares of our common stock, and (iii) our officers and directors resigned and VSUS's officers and directors became officers and directors of ours.

         On June 9, 2004, we changed our state of incorporation from Utah to Delaware. This reincorporation was accomplished by our merger with and into VSUS, with VSUS continuing as the surviving company. In addition to changing our state of incorporation, the merger had the effect of: (i) changing our name to VSUS Technologies Incorporated, (ii) changing our fiscal year-end to December 31, and (iii) increasing our authorized capital stock to 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of "blank check" preferred stock, $0.001 par value per share.


BUSINESS OF ISSUER.

         Our initial business purposes, as stated in our charter, were to acquire other business entities or investments, and transact all matters related or ancillary thereto, and to do all things, and engage in all lawful transactions, which a corporation organized under the laws of the State of Utah might do or engage in.

         In December 1987, we changed our name to Formula Footwear, Inc., and began distributing, on a wholesale basis, lines of men's dress shoes, and men's and women's casual shoes, made in Italy and sold in the United States, under several different labels. We had several exclusive contracts with manufacturers to distribute footwear products for the United States markets. These operations proved unsuccessful, and we ceased such operations over ten years ago.

         For the past several years, our primary business operations have involved seeking the acquisition of assets, property or businesses that may be beneficial to our company and its stockholders.

         Effective as of April 15, 2004, VSUS became a wholly-owned subsidiary of ours, when it merged with Formula Acquisition Corp., a wholly-owned subsidiary of ours, which was organized for that purpose. Subsequently, on June 9, 2004, we merged with and into VSUS. Since that time, VSUS's business operations have been our principal business operations.

         VSUS, incorporated in Delaware on September 21, 2000, develops and markets highly secure communication systems for use over the Internet. These systems integrate e-mail, instant messaging, electronic publishing, data storage, mass distribution and collaboration tools, with automated virus protection and "spam" filtering. Security for these systems is provided by proprietary technology developed by VSUS.

         VSUS's targeted customers include large and small entities and businesses, that need to communicate in privacy, with robust security. VSUS's secure platform can be housed at the client's location, or on any of VSUS's servers, which are located in strategic locations throughout the world.

         VSUS's flagship product is "Safe-mail," a highly secure communication system, which allows companies to exchange, collaborate on, and store confidential information over the Internet, in complete privacy. The Safe-mail system utilizes public key infrastructure (PKI) enabled digital certificates, and includes, among other things, full function, end-to-end email, folder management tools for archiving and storing data, and a secure environment for collaborative document development. VSUS plans to release a customizable form of this product, which will allow users to develop personalized versions of this technology, utilizing some or all of its functionality.

         VSUS's products are being marketed through direct sales channels. It currently derives, and we expect to continue to derive, a significant portion of revenues from a limited number of customers.

         VSUS also offers free limited service and features on its public website, located at https://www.safe-mail.net.

         VSUS is considered to be in the development stage and has earned limited revenues to date. Business activities to date have focused on product and marketing research, product development and raising capital.

         As of the date hereof, VSUS has twelve full-time personnel, including three executive officers, three sales and marketing staff, five software architects, engineers and programmers, and one in administration. In addition, VSUS regularly engages technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.


RISK FACTORS.

         RISKS RELATING TO OUR BUSINESS

         VSUS IS A DEVELOPMENT STAGE COMPANY, AND ITS LIMITED OPERATING HISTORY MAKES EVALUATING OUR FUTURE BUSINESS AND PROSPECTS DIFFICULT.

         Through March 31, 2004, we had virtually no assets, and have had no revenue for over ten years. We recently consummated our merger with VSUS, with VSUS continuing as the surviving company. Going forward, the business operations of VSUS will be our business operations. VSUS is a development stage company, and its limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. VSUS's revenue and income potential are unproven, and its business plan is constantly evolving. The Internet is constantly changing and software technology is constantly improving, therefore we may need to continue to modify our business plan to adapt to these changes. As a result of VSUS being in the early stages of development, particularly in the emerging technology industry, we are more vulnerable to risks, uncertainties, expenses and difficulties than more established companies. As a result, we may never achieve profitability and we may not be able to continue operations if we cannot successfully address the risks associated with early stage development companies in emerging technologies.

         WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE. UNLESS WE ARE ABLE TO GENERATE PROFITS AND POSITIVE CASH FLOW WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

         We have a history of operating losses and have had no revenue for over the past ten years. On June 9, 2004, we consummated our merger with VSUS, with VSUS continuing as the surviving corporation. We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to increase significantly from current levels as we increase expenditures for:

     o    sales and marketing;

     o    technology;

     o    research and development; and

     o    general business enhancement.

         With increased on-going operating expenses, we will need to generate significant revenues to achieve profitability. Consequently, we may never achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve or sustain profitability in the future, we may be unable to continue our operations.

         WE MAY REQUIRE ADDITIONAL CAPITAL TO PROCEED WITH OUR LONG-TERM BUSINESS PLAN. IF WE ARE UNABLE TO OBTAIN SUCH CAPITAL IN FUTURE YEARS, WE MAY BE UNABLE TO PROCEED WITH OUR LONG-TERM BUSINESS PLAN AND WE MAY BE FORCED TO LIMIT OR CURTAIL OUR FUTURE OPERATIONS.

         Since the time of our merger with VSUS, VSUS's business operations have been our principal business operations. We may require additional working capital to proceed with our long-term business plan. If we are unable to raise additional financing should it become necessary to do so, we may be unable to grow or to implement our long-term business plan and, in fact, we may be forced to limit or curtail our future operations.

         THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         At the effective time of our merger with VSUS, our officers and directors resigned and VSUS's officers and directors became officers and directors of ours. Our future success depends, to a significant extent, on the continued services of our key personnel. Our loss of any of these key personnel most likely would have an adverse effect on our business. At present, we have contractual agreements with several of these persons, but we do not have key man life insurance on them. In addition, competition for personnel throughout the industry is intense and we may be unable to retain our current contractors or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current contractors or in attracting and motivating new personnel, our business could be materially adversely affected.

         THE BUSINESS ENVIRONMENT IS HIGHLY COMPETITIVE AND, IF WE DO NOT COMPETE EFFECTIVELY, WE MAY EXPERIENCE MATERIAL ADVERSE EFFECTS ON OUR OPERATIONS.

         Commencing upon our merger with VSUS, VSUS's business operations have been our principal business operations. VSUS develops and markets highly secure communication systems for use over the Internet. The market for Internet security products and services is intensely competitive and we expect competition to increase in the future. We compete with large and small companies that provide products and services that are similar to some aspects of our security services. Our competitors may develop new technologies in the future that are perceived as being more secure, effective or cost efficient than the technology underlying our security services. In particular, the Internet security market has historically been characterized by low financial entry barriers.

         Some of our competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we will. We believe that there may be increasing consolidation in the Internet security market and this consolidation may materially adversely affect our competitive position. In addition, our competitors may have established or may establish financial or strategic relationships among themselves, with existing or potential customers, resellers or other third parties and rapidly acquire significant market share. If we cannot compete effectively, we may experience future price reductions, reduced gross margins and loss of market share, any of which will materially adversely affect our business, operating results and financial condition.

         VSUS HAS RELIED, AND WE EXPECT TO CONTINUE TO RELY, ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES. IF WE LOSE ONE OR MORE OF THESE CUSTOMERS, OUR FINANCIAL PERFORMANCE COULD SUFFER.

         VSUS has derived, and we expect to continue to derive, a significant portion of our revenues from a limited number of customers. For the fiscal year ended December 31, 2003, 81% of VSUS's revenues came from sales to two major customers and for the fiscal year ended December 31, 2002, 87% of VSUS's revenues came from sales through one major distributor. The amount of sales to any specific client is likely to vary from year to year, and a significant client in one year may not use our services in a subsequent year. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. The loss of any significant customer could seriously hurt our financial performance.

         IF WE ARE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE AND IMPROVE OUR PRODUCTS AND SERVICES, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

         VSUS develops and markets highly secure communication systems for use over the Internet. The Internet security industry is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable. In particular, the market for Internet and intranet applications is relatively new and is rapidly evolving. Our future operating results will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our end-users and that keep pace with technological developments, new competitive product offerings and emerging industry standards. If we do not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our operating results may be materially diminished.

         WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN THE LOSS OF OUR RIGHTS, LOSS OF BUSINESS OR INCREASED COSTS.

         Our success depends to a significant degree upon the protection of our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it. Although we have taken steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

         CLAIMS BY THIRD PARTIES THAT WE INFRINGE UPON THEIR PROPRIETARY TECHNOLOGY COULD HURT OUR FINANCIAL CONDITION.

         If we discover that any of our products, or technology we license from third parties, violates third party proprietary rights, we may not be able to reengineer our product or obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering. In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed. Although we sometimes may be indemnified by third parties against claims that licensed third party technology infringes proprietary rights of others, indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective. We currently do not have liability insurance to protect against the risk that our technology or future licensed third party technology infringes the proprietary rights of others. Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

         IF OUR ELECTRONIC SECURITY DEVICES WERE BREACHED, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

         A key element of our technology and products is our Internet security feature. If anyone is able to circumvent our security measures, they could misappropriate proprietary information or cause interruptions or problems with hardware and software of customers using our products. Any such security breaches could significantly damage our reputation. In addition, we could be liable to our customers for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Security measures taken by us may not prevent disruptions or security breaches. In the event that future events or developments result in a compromise or breach of the technology we use to protect a customer's personal information, our financial condition and business could be materially adversely affected.

         OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE, AND MAY FLUCTUATE SIGNIFICANTLY.

         We have a history of operating losses and have had no revenue for over the past ten years. On June 9, 2004, we consummated our merger with VSUS, with VSUS continuing as the surviving corporation. Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors which may cause operating results to fluctuate significantly include the following:

     o    new technology or products introduced by us or by our competitors;

     o the timing and uncertainty of sales cycles and seasonal declines in sales;

     o our success in marketing and market acceptance of our products and services by our existing customers and by new customers;

     o a decrease in the level of spending for information technology-related products and services by our existing and potential customers; and

     o general economic conditions, as well as economic conditions specific to users of our products and technology.

         Our operating results may be volatile and difficult to predict. As such, future operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

         WE EXPECT TO GENERATE SOME REVENUES AND INCUR SOME OPERATING EXPENSES OUTSIDE OF THE UNITED STATES. IF APPLICABLE CURRENCY EXCHANGE RATES FLUCTUATE OUR REVENUES AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

         We expect that some portion of our revenues will be based on sales provided outside of the United States. In addition, we expect that a significant portion of our operating expenses will be incurred outside of the United States. As a result, our financial performance will be affected by fluctuations in the value of the U.S. dollar to foreign currency. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

         OTHER RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS AND OUR RESULTS OF OPERATIONS.

         We expect that some portion of our operations will take place outside of the United States. There are certain risks inherent in doing business on an international level, such as:

     o unexpected changes in regulatory requirements, export and import restrictions, export and import;

     o controls relating to encryption technology that may limit sales sometime in the future;

     o legal uncertainty regarding liability and compliance with foreign laws;

     o competition with foreign companies or other domestic companies entering into the foreign markets in which we operate;

     o    tariffs and other trade barriers and restrictions;

     o    difficulties in staffing and managing foreign operations;

     o    longer sales and payment cycles;

     o    problems in collecting accounts receivable;

     o    political instability;

     o    fluctuations in currency exchange rates;

     o    software piracy;

     o seasonal reductions in business activity during the summer months in Europe and elsewhere; and

     o    potentially adverse tax consequences.

         Any of these factors could adversely impact the success of our international operations. One or more of such factors may impair our future international operations and our overall financial condition and business prospects.


         RISKS RELATING TO OUR COMMON STOCK AND THIS OFFERING

         OUR COMMON STOCK PRICE MAY BE VOLATILE.

         There has been no "public market" for shares of our common stock. Commencing upon our merger with VSUS, VSUS's business operations have been our principal business operations. VSUS develops and markets highly secure communication systems for use over the Internet. The market prices of securities of Internet and technology companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies. Factors that may contribute to the volatility of the trading price of our common stock include, among others:

     o    our quarterly results of operations;

     o the variance between our actual quarterly results of operations and predictions by stock analysts;

     o financial predictions and recommendations by stock analysts concerning Internet companies and companies competing in our market in general, and concerning us in particular;

     o public announcements of technical innovations relating to our business, new products or technology by us or our competitors, or acquisitions or strategic alliances by us or our competitors;

     o public reports concerning our products or technology or those of our competitors; and

     o the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us.

         In addition to the foregoing factors, the trading prices for equity securities in the stock market in general, and of Internet-related companies in particular, have been subject to wide fluctuations that may be unrelated to the operating performance of the particular company affected by such fluctuations. Consequently, broad market fluctuations may have an adverse effect on the trading price of our common stock, regardless of our results of operations.

         THERE HAS BEEN NO MARKET FOR OUR COMMON STOCK. IF A SUBSTANTIAL AND SUSTAINED MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, OUR STOCKHOLDERS' ABILITY TO SELL THEIR SHARES MAY BE MATERIALLY AND ADVERSELY AFFECTED.

         Our common stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market which could make our efforts to raise capital more difficult. In addition, the firms that make a market for our common stock could discontinue that role. OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

     o investors may have difficulty buying and selling or obtaining market quotations;

     o    market visibility for our common stock may be limited; and

     o a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

         SHARES ISSUABLE UPON THE EXERCISE OF STOCK OPTIONS, WARRANTS AND SHARES OF CONVERTIBLE PREFERRED STOCK COULD DILUTE STOCK HOLDINGS AND ADVERSELY AFFECT OUR STOCK PRICE.

         At the effective time of our merger with VSUS, we assumed VSUS's 2003 Stock Option Plan, pursuant to which options to acquire 5,141,000 shares of common stock have been issued to certain employees and other persons, as of the date hereof. At the time of the merger we granted options to purchase an additional 500,000 shares of our common stock. Therefore, as of the date hereof, we have outstanding options to purchase a total of 5,641,000 shares of our common stock. These options are exercisable at various prices, some of which are at or below the market price of our stock. If exercised, these options will cause immediate and possibly substantial dilution to our stockholders. As of the date hereof, our existing stock option plan has 9,859,000 shares remaining for issuance. Future options issued under the plan may have further dilutive effects.

         In addition, part of our plan for lowering debt and raising capital is through the conversion of certain loans made to VSUS into units consisting of shares of preferred stock and warrants, which will be convertible into shares of our common stock. These shares of preferred stock and warrants will be convertible or exercisable at various prices, some of which may be at or below the market price of our stock. Any such conversion or exercise would have a dilutive effect on stockholders. Issuance of shares pursuant to the conversion of shares of preferred stock, or the exercise of warrants, could lead to subsequent sales of the shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale.
 Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

         WE DO NOT INTEND TO PAY DIVIDENDS IN THE NEAR FUTURE.

         Our board of directors determines whether to pay dividends on our issued and outstanding shares. The declaration of dividends will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors. Our board does not intend to declare any dividends on our shares for the foreseeable future.

         OUR COMMON STOCK MAY BE DEEMED TO BE A "PENNY STOCK." AS A RESULT, TRADING OF OUR SHARES MAY BE SUBJECT TO SPECIAL REQUIREMENTS THAT COULD IMPEDE OUR STOCKHOLDERS' ABILITY TO RESELL THEIR SHARES.

         Our common stock is a "penny stock," as that term is defined in Rule 3a51-1 of the Securities and Exchange Act of 1934, because it is selling at a price below five dollars per share. In the future, if we are unable to list our common stock on NASDAQ, or a national securities exchange, or the per share sale price is not at least $5.00, our common stock may continue to be deemed to be a "penny stock." Penny stocks are stocks:

     o    with a price of less than five dollars per share;

     o    that are not traded on a recognized national exchange;

     o    whose prices are not quoted on the NASDAQ automated quotation system;
          or

     o of issuers with net tangible assets less than (i) $2,000,000 if the issuer has been in continuous operation for at least three years; or
          (ii) $5,000,000 if in continuous operation for less than three years; or (iii) of issuers with average revenues of less than $6,000,000 for the last three years.

         Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Act of 1934, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Securities and Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer:

     o to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

     o to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

     o to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

     o to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

         Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

         OUR CURRENT EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS OWN A SIGNIFICANT PERCENTAGE OF OUR VOTING STOCK. AS A RESULT, THEY EXERCISE SIGNIFICANT CONTROL OVER OUR BUSINESS AFFAIRS AND POLICY.

         As of the date hereof, our current executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially own approximately 64% of our outstanding common stock, assuming they exercised all of their vested stock options. These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

         VSUS'S CERTIFICATE OF INCORPORATION CONTAINS PROVISIONS THAT COULD DISCOURAGE AN ACQUISITION OR CHANGE OF CONTROL OF OUR COMPANY.

         At the effective time of our merger with VSUS, VSUS's certificate of incorporation and bylaws continued as charter documents for the surviving corporation. This certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. Provisions of our certificate of incorporation, such as the provision allowing our board of directors to issue preferred stock with rights more favorable than our common stock, could make it more difficult for a third party to acquire control of our company, even if that change of control might benefit our stockholders.


EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON BUSINESS.

         The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that (i) has revenues of less than $25 million; (ii) is a U.S. or Canadian issuer, (iii) is not an investment company, and (iv) if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. Our company is deemed to be a "small business issuer."

         The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

SARBANES-OXLEY ACT.

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

     o Our principal executive officer and principal financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     o Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     o We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

         Through March, 31, 2004, we had virtually no assets, property or business. Our principal executive office address and telephone number were the business office address and telephone number of our then majority shareholder, Jenson Services, Inc., and were provided to us at no cost. Because we had no business, our activities were limited to keeping the company in good standing in the State of Utah. Those activities consumed an insignificant amount of management's time. Accordingly, the costs to Mr. Jenson of providing the use of his office and telephone were minimal.

         On June 9, 2004, we consummated our merger with VSUS, with VSUS continuing as the surviving company. VSUS rents approximately 900 square feet of office space at The Hebrew University of Jerusalem, Givat-Ram Campus, Jerusalem 91390, Israel, for $7,200 per annum. Its United States offices are located at 622 Third Avenue, 33rd Floor, New York, New York 10017, and are currently provided to VSUS at no cost.


ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us in any proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the three-month period ended March 31, 2004, no matters were submitted to a vote of our shareholders, whether through the solicitation of proxies or otherwise.

         At a special meeting of shareholders, dated June 9, 2004, our shareholders approved our reincorporation from Utah to Delaware. 8,583,844 votes were cast for, and no votes were cast against, the reincorporation, with fifty votes abstaining. The reincorporation was accomplished by our merger with and into VSUS, with VSUS continuing as the surviving corporation.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

         Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"). Through the end of our fiscal year, our trading symbol was "FFWR." Following our merger with VSUS, our trading symbol was changed to "VSUS."

         There has been no "public market" for shares of our common stock. No assurance can be given that any market for our common stock will develop or be maintained.


HOLDERS.

         As of the date hereof, the number of record holders of our common stock was approximately 241. The aggregate number of shares outstanding as of the date hereof is 11,893,896.


DIVIDENDS.

         We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         At the time of our merger with VSUS, we assumed VSUS's 2003 Stock Option Plan. A summary of the plan is set forth below.

         2003 Stock Option Plan.  The purpose of the 2003 Stock Option Plan is:

     o to retain our employees, officers, directors, consultants and other service providers;

     o to attract new employees, officers, directors, consultants and other service providers, whose services are considered valuable to our company; and

     o to encourage the sense of proprietorship, and to stimulate the active interest of our employees, officers, directors, consultants and other service providers, in our development and financial success.

         As we continue to develop our business, we believe the grant of options, and other forms of equity participation, will become a more important means to retain and compensate employees, officers, directors, consultants and advisors.

         Each option granted pursuant to the 2003 Stock Option Plan will be designated at the time of grant as either an "incentive stock option" or as a "non-qualified stock option."

         Administration of the Plan. The 2003 Stock Option Plan will be administered by our board of directors. The board of directors will determine on a case-by-case basis:

     o    who is eligible to receive a grant of options;

     o    the timing of the grant;

     o    which options will be granted;

     o    the number of shares to be subject to options;

     o    the duration of options;

     o    any conditions to the exercise of options; and

     o    the manner and price at which options may be exercised.

         In making these determinations, the board of directors may take into account:

     o    the nature and period of service of the potential grantees;

     o    their level of compensation;

     o    their past, present and potential contributions to our company; and

     o    such other factors as its deems relevant, in its discretion.

         Our board of directors is authorized to amend, suspend or terminate the 2003 Stock Option Plan, except that it is not authorized, without stockholder approval (except with regard to adjustments resulting from changes in capitalization) to:

     o materially increase the number of shares that may be issued under the 2003 Stock Option Plan;

     o materially increase the benefits accruing to the option holders under the 2003 Stock Option Plan;

     o materially modify the requirements as to eligibility for participation in the 2003 Stock Option Plan;

     o decrease the exercise price of an incentive stock option to less than 100% of the fair market value per share of stock on the date of grant; or

     o    extend the term of any option beyond ten years.

         Unless the 2003 Stock Option Plan is terminated earlier by our board of directors, it will terminate on December 31, 2012.

         Common Stock Subject to the 2003 Stock Option Plan. The 2003 Stock Option Plan provides that options may be granted with respect to a total of 15,000,000 shares of common stock. Under certain circumstances involving a change in the number of shares of common stock, such as a stock split, stock consolidation, or payment of a stock dividend, the class and aggregate number of shares of common stock in respect of which options may be granted under the 2003 Stock Option Plan, the class and number of shares subject to each outstanding option, and the option price per share, will be proportionately adjusted. If any option expires or terminates for any reason, without having been exercised in full, the unpurchased shares subject to such option will be available again for the purposes of the 2003 Stock Option Plan.

         Participation. Any employee, officer, director of, and any consultant and other service providers to our company will be eligible to receive stock options under the 2003 Stock Option Plan.

         Option Price. The exercise price of each option will be determined by the board of directors, but, in the case of an incentive stock option, may not be less than 100% of the fair market value (as defined in the 2003 Stock Option
Plan) of the shares of common stock covered by the option on the date the option is granted. If an incentive stock option is to be granted to an employee who owns over 10% of the total combined voting power of all classes of our capital stock, then the exercise price may not be less than 110% of the fair market value of the common stock covered by the option on the date the option is granted.

         Terms of Options. The board of directors will, in its discretion, fix the term of each option, provided that the maximum term of each option shall be ten years. The 2003 Stock Option Plan provides for the earlier expiration of options of a participant in the event of certain terminations of employment or engagement. In the event of any merger, reorganization, consolidation, recapitalization, stock dividend, or other change in corporate structure affecting our common stock, our board of directors will make an appropriate and equitable adjustment in the number and kind of shares reserved for issuance under the 2003 Stock Option Plan, and in the number and option price of shares subject to outstanding options granted under the 2003 Stock Option Plan, so that after the event each option holder's proportionate interest will have been maintained.

         Restrictions on Grant and Exercise. Generally, an option may not be transferred or assigned other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order and, during the lifetime of the option holder, may be exercised solely by him. The aggregate fair market value (determined at the time the incentive stock option is granted) of the shares as to which an employee may first exercise incentive stock options in any one calendar year under the 2003 Stock Option Plan, may not exceed $100,000. The board of directors may impose any other conditions to exercise as it deems appropriate.

         Rule 16b-3 Compliance. In all cases, the terms, provisions, conditions and limitations of the 2003 Stock Option Plan shall be construed and interpreted consistent with the provisions of Rule 16b-3 of the Exchange Act of 1934, as amended.

         Withholding of Tax. We are permitted to deduct and withhold amounts required to satisfy our withholding tax liabilities with respect to our employees or, in our discretion, permit the withholding of shares otherwise issuable to the option holder.

         Option Grants. The maximum number of shares of our common stock for which options may be granted under the 2003 Stock Option Plan is 15,000,000. As of the date hereof, options to purchase an aggregate of 5,141,000 shares of common stock are issued and outstanding under the 2003 Stock Option Plan, of which: (i) 132,000 are currently exercisable at a price of $0.001 per share;
(ii) 2,829,625 are currently exercisable at a price of $0.01 per share; and
(iii) 10,000 are currently exercisable at a price of $0.51 per share.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                    Number of
                                                                                                   securities
                                                                                                    remaining
                                                                                                  available for
                                                                                                future issuances
                                                             Number of                            under equity
                                                           securities to                          compensation
                                                             be issued          Weighted-             plans
                                                                upon         average exercise      (excluding
                                                            exercise of          price of          securities
                                                            outstanding        outstanding        reflected in
                                                              options            options           column (a))
                                                                (a)                (b)                 (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
     securityholders................................         5,141,000            $0.001            9,859,000
Equity compensation plans not approved by
     securityholders................................                 0             $0.00                    0
Total...............................................         5,141,000                              9,859,000
-------------------------------------------------------------------------------------------------------------------

         Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management or key employees.


SALES OF "UNREGISTERED" AND "RESTRICTED" SECURITIES OVER THE PAST THREE YEARS.

         On February 24, 2004, we entered into an Agreement and Plan of Reorganization with VSUS. At that time, Jenson Services, Inc., our majority shareholder, agreed to cancel 1,768,785 shares of our common stock. In consideration for its cancellation of such shares, and its entering into an Indemnity Agreement with VSUS and us, we issued Jenson Services:

     o    a cash payment of $100,000;

     o a promissory note in the principal amount of $100,000, payable on the earlier of six months from the effective date of a registration statement to be filed by our company, or nine months from the date of the Agreement and Plan of Reorganization; and

     o an option to purchase 500,000 shares of common stock, at an exercise price of $0.001 per share.

         The option vested immediately and may be exercised at any time for a period of one year from the date of the grant, with "piggy back" registration rights with respect to the shares of common stock underlying the option. We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

         In addition to the shares canceled by Jenson Services, as of February 24, 2004, certain members of our prior management agreed to cancel 330,000 of our issued and outstanding shares held by them. These individuals received no compensation in return for this cancellation.

         On February 24, 2004, we entered into an Agreement and Plan of Reorganization with VSUS, and on April 15, 2004, the merger became effective. At the time of the merger, each of the 11,836,012 shares of VSUS's issued and outstanding common stock were converted into and exchanged for an equal number of our shares of common stock. We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

         At the time of our merger with VSUS, we assumed VSUS's 2003 Stock Option Plan. The purpose of the 2003 Stock Option Plan is:

     o to retain our employees, officers, directors, consultants and other service providers;

     o to attract new employees, officers, directors, consultants and other service providers, whose services are considered valuable to our company; and

     o to encourage the sense of proprietorship, and to stimulate the active interest of our employees, officers, directors, consultants and other service providers, in our development and financial success.

         As of the date hereof, options to purchase an aggregate of 5,141,000 shares of our common stock have been issued to employees, officers, directors, consultants and other service providers of ours, of which: (i) 132,000 are currently exercisable at a price of $0.001 per share; (ii) 2,829,625 are currently exercisable at a price of $0.01 per share; and (iii) 10,000 are currently exercisable at a price of $0.51 per share. We believe that the 2003 Stock Option Plan grants described in this paragraph are exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Rule 701 promulgated thereunder, because such options were granted pursuant to a written compensatory benefit plan, copies of which were provided to each participant, and the aggregate offering price did not exceed the limit prescribed by Rule 701 in connection with any such grant.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION.

         Other than restoring and maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit our company and its stockholders, we have had no material business operations in the two most recent calendar years. In addition, at March 31, 2004, the Company had no assets. See "Part II, Item 7 - Financial Statements" of this Report.

         Effective as of April 15, 2004, VSUS became a wholly-owned subsidiary of ours, when it merged with Formula Acquisition Corp., a wholly-owned subsidiary of ours, which was organized for that purpose. Subsequently, on June 9, 2004, we merged with and into VSUS, with VSUS continuing as the surviving company. Since that time, VSUS's business operations have been our principal business operations, as more fully described in "Part I, Item 1 - Description of Business." In addition to changing the focus of our business operations, the merger had the effect of, among other things: (i) changing our state of incorporation from Utah to Delaware, (ii) changing our name to VSUS Technologies Incorporated, and (iii) changing our fiscal year-end to December 31.

         VSUS is a development stage enterprise. As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2004, our next fiscal year end.

         VSUS develops and markets highly secure communication systems for use over the Internet. Its targeted customers include large and small entities and businesses, that need to communicate in privacy, with robust security.

         VSUS's flagship product is "Safe-mail," a highly secure communication system, which allows companies to exchange, collaborate on, and store confidential information over the Internet, in complete privacy. The Safe-mail system utilizes public key infrastructure (PKI) enabled digital certificates, and includes, among other things, full function, end-to-end email, folder management tools for archiving and storing data, and a secure environment for collaborative document development. VSUS plans to release a customizable form of this product, which will allow users to develop personalized versions of this technology, utilizing some or all of its functionality.

         Our major initiatives through December 31, 2004, our next fiscal year end, are:

     o    furthering the development of our products;

     o obtaining commercial sales of our products, and continuing our current marketing program; and

     o seeking acquisitions of additional businesses and assets that will be beneficial to our company and its stockholders.

         Until such time as we generate sufficient revenues from the sale of our software products, we will be dependent on raising substantial amounts of capital through any one of a combination of debt offerings or equity offerings.


OFF-BALANCE SHEET ARRANGEMENTS.

         In its fiscal year ended December 31, 2003, and the period from that date through the date hereof, VSUS has raised an aggregate of $1.7 million from various lenders, to be used to consummate its merger with our company, and for working capital. In an effort to reduce debt and raise additional capital, we intend to convert these loans into units comprised of shares of Series A Preferred Stock, Class A Warrants, Class B Warrants and Class C Warrants. The purchase price of each unit will be $5,000, and each unit will contain: (i) 5,000 shares of Preferred Stock, (ii) 5,000 Class A Warrants, (iii) 5,000 Class B Warrants, and (iv) 5,000 Class C Warrants.

         The 1,750,000 shares of Series A Preferred Stock outstanding after the conversion will be convertible into shares of common stock, at $0.51 per share. Assuming the conversion of 100% of the shares of Series A Preferred Stock, we will have 3,431,373 additional common shares outstanding.

         Each of the 1,750,000 Class A Warrants will have a term of one year from the effective date of a registration statement we plan to file to register the common shares underlying the Series A Preferred Stock, Class A Warrants, Class B Warrants and Class C Warrants, and an exercise price of $0.38. Each of the 1,750,000 Class B Warrants will have a term of three years from the date of issuance, and an exercise price of $0.68. Each of the 1,750,000 Class C Warrants will have a term of five years from the date of issuance, and an exercise price of $0.93. Assuming the exercise of 100% of the Class A Warrants, Class B Warrants and Class C Warrants, we will have 5,250,000 additional common shares outstanding, purchased for an aggregate of $3,482,500.

         As of the date hereof, we have 11,893,896 shares of our common stock issued and outstanding. Assuming the conversion of 100% of the Series A Preferred Stock, and the exercise of 100% of the Class A Warrants, Class B Warrants and Class C Warrants, we will have an aggregate of 20,575,269 shares of our common stock issued and outstanding.


ITEM 7.  FINANCIAL STATEMENTS.

Financial Statements for the years ended March 31, 2004 and 2003 (see pages F-1 through F-12, hereof).

                         VSUS TECHNOLOGIES INCORPORATED
                        (FORMERLY FORMULA FOOTWEAR, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004




                                 C O N T E N T S



Independent Auditors' Report of Brightman Almagor & Co.,
     a member firm of Deloitte Touche Tohmatsu.............................. F-2

Independent Auditors' Report of HJ & Associates, LLC........................ F-3

Consolidated Balance Sheets................................................. F-4

Consolidated Statements of Operations....................................... F-5

Consolidated Statements of Changes in Shareholders' Deficiency.............. F-6

Consolidated Statements of Cash Flows....................................... F-7

Notes to the Consolidated Financial Statements......................... F-8-F-12

REPORT OF INDEPENDENT AUDITORS


TO THE SHAREHOLDERS OF
VSUS TECHNOLOGIES INCORPORATED (FORMERLY FORMULA FOOTWEAR, INC.)
(A DEVELOPMENT STAGE COMPANY)



We have audited the accompanying balance sheet of VSUS Technologies Incorporated (formerly Formula Footwear, Inc.) (a development stage company), ("the Company") as of March 31, 2004 and the related statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company's recurring losses from operations and net stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Brightman Almagor & Co.
BRIGHTMAN ALMAGOR & CO.
CERTIFIED PUBLIC ACCOUNTANTS
A MEMBER OF DELOITTE TOUCHE TOHMATSU

June 21, 2004

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
VSUS Technologies Incorporated (formerly Formula Footwear, Inc.)
(A Development Stage Company)
Salt Lake City, Utah


We have audited the accompanying balance sheet of VSUS Technologies Incorporated (formerly Formula Footwear, Inc.) (a development stage company) (the "Company") as of March 31, 2003 and the related statements of operations, shareholders' deficiency and cash flows for the year ended March 31, 2003 and from the beginning of the development stage on April 1, 1989 through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and the results of its operations and its cash flows for the year ended March 31, 2003 and from the beginning of the development stage on April 1, 1989 through March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.b. to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1.b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
June 9, 2003

                         VSUS TECHNOLOGIES INCORPORATED
                        (FORMERLY FORMULA FOOTWEAR, INC.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets




ASSETS                                                                      MARCH 31,
                                                                     ----------------------
                                                                       2004          2003
                                                                     ---------    ---------
                                                                     ---------    ---------
TOTAL ASSETS                                                         $       -    $       -
                                                                     =========    =========






LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable                                                     $       -    $     978
Accrued interest-related party                                           3,499        2,181
Payable-related parties (Note 3)                                       200,000       15,895
                                                                     ---------    ---------
    Total Current Liabilities                                          203,499       19,054
                                                                     ---------    ---------

SHAREHOLDERS' DEFICIENCY
Common stock, authorized 50,000,000 common shares
at $0.001 par value; 57,884 and 2,156,669 shares
issued and outstanding
As of March 31, 2004 and March 31, 2003 respectively
(Note 4)                                                                    58        2,157
Additional paid-in-capital                                             606,462      354,363
Deficit accumulated prior to development stage                        (351,823)    (351,823)
Deficit accumulated during the development stage                      (458,196)     (23,751)
                                                                     ---------    ---------
Total Shareholders' Deficiency                                        (203,499)     (19,054)
                                                                     ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       $       -    $       -
                                                                     =========    =========



The accompanying notes to these consolidated financial statements are an integral part thereof.

                                 VSUS TECHNOLOGIES INCORPORATED
                                (FORMERLY FORMULA FOOTWEAR, INC.)
                                  (A Development Stage Company)
                             Consolidated Statements of Operations

                                                                                                     FROM THE
                                                                                                   BEGINNING OF
                                                                                                    DEVELOPMENT
                                                                                                     STAGE ON
                                                                                                   APRIL 1, 1989
                                                                   FOR THE YEAR ENDED                 THROUGH
                                                                        MARCH 31,                     MARCH 31,
                                                             ------------------------------        -------------
                                                               2004                 2003                2004
                                                             ---------            ---------          ---------
Revenues                                                     $       -            $       -          $       -
                                                             ---------            ---------          ---------


General and administrative expenses                             (5,102)              (5,424)           (26,672)

Merger Expenses (Including non-cash compensation of
$250,000 in the year ended March 31, 2004) (Notes 3, 4)       (428,025)                   -           (428,025)

Interest expense                                                (1,318)              (1,356)            (3,499)
                                                             ---------            ---------          ---------
Total expenses                                                (434,445)              (6,780)          (458,196)
                                                             ---------            ---------          ---------
Net loss                                                     $(434,445)           $  (6,780)         $(458,196)
                                                             =========            =========          =========

Basic and diluted loss per share                             $   (0.23)           $   (0.00)
                                                             =========            =========


Weighted average number of shares outstanding                1,894,321            2,156,669
                                                             =========            =========



The accompanying notes to these consolidated financial statements are an integral part thereof.


                                          VSUS TECHNOLOGIES INCORPORATED
                                         (FORMERLY FORMULA FOOTWEAR, INC.)
                                           (A Development Stage Company)
                            Consolidated Statements of Changes in Shareholders' Deficiency

                                                                              ADDITIONAL                            TOTAL
                                                      COMMON STOCK              PAID-IN        ACCUMULATED      SHAREHOLDERS'
                                                SHARES         AMOUNT           CAPITAL          DEFICIT          DEFICIENCY
                                              ----------     ----------       -----------      -----------      -------------
BALANCE, MARCH 31, 1989                          24,964         $   25         $351,798        $(351,823)         $       -
Net gain (loss) for the years ended
March 31, 1990 - 1998                                 -              -                -                -                  -
                                             ----------         ------          -------         --------           --------
BALANCE, MARCH 31, 1998                          24,964             25          351,798         (351,823)                 -
Net loss for the year ended
March 31, 1999                                        -              -                -             (426)              (426)
                                             ----------         ------          -------         --------           --------
BALANCE, MARCH 31, 1999                          24,964             25          351,798         (352,249)              (426)
May 30, 1999, shares issued for
services valued at $0.001 per share             330,000            330              330                -                660
May 30, 1999, shares issued for
cash valued at $0.001 per share                 150,000            150              150                -                300
October 31, 1999, shares issued
for cash valued at $0.001 per share           1,618,744          1,619            1,618                -              3,237
Fractional shares issued in stock split           9,895             10              (10)               -                  -
Net loss for the year ended
March 31, 2000                                        -              -                -           (6,326)            (6,326)
                                             ----------         ------          -------         --------           --------
BALANCE, MARCH 31, 2000                       2,133,603          2,134          353,886         (358,575)            (2,555)
December 4, 2000, shares issued
for services valued at $0.02 per share           25,000             25              475                -                500
Net loss for the year ended
March 31, 2001                                        -              -                -           (4,768)            (4,768)
                                             ----------         ------          -------         --------           --------
BALANCE, MARCH 31, 2001                       2,158,603          2,159          354,361         (363,343)            (6,823)
Stock split adjustment for fractional
shares returned                                  (1,934)            (2)               2                -                  -
Net loss for the year ended
March 31, 2002                                        -              -                -           (5,451)            (5,451)
                                             ----------         ------          -------         --------           --------
BALANCE, MARCH 31, 2002                       2,156,669          2,157          354,363         (368,794)           (12,274)
Net loss for the year ended
March 31, 2003                                        -              -                -           (6,780)            (6,780)
                                             ----------         ------          -------         --------           --------
BALANCE, MARCH 31, 2003                       2,156,669          2,157          354,363         (375,574)           (19,054)
Stock-based Compensation                              -              -          250,000                -            250,000
Cancellation of Common Stock                 (2,098,785)        (2,099)           2,099                -                  -
Net loss for the year ended
March 31, 2004                                        -              -                -         (434,445)          (434,445)
                                             ----------         ------          -------         --------           --------
BALANCE, MARCH 31, 2004                          57,884         $   58         $606,462        $(810,019)         $(203,499)
                                             ==========         ======          =======         ========           ========

Deficit accumulated prior to the
  development stage                                                                            $(351,823)
Deficit accumulated during the
  development stage                                                                             (458,196)
                                                                                                --------
Total accumulated deficit                                                                      $(810,019)
                                                                                                ========


The accompanying notes to these consolidated financial statements are an integral part thereof.

                                         VSUS TECHNOLOGIES INCORPORATED
                                        (FORMERLY FORMULA FOOTWEAR, INC.)
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows

                                                                                                 FROM THE
                                                                                               BEGINNING OF
                                                                                               DEVELOPMENT
                                                                                                 STAGE ON
                                                                                              APRIL 1, 1989
                                                                   FOR THE YEARS ENDED           THROUGH
                                                                        MARCH 31,                MARCH 31,
                                                               ------------------------       -------------
                                                                  2004           2003              2004
                                                               ---------       --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $(434,445)      $(6,780)         $(458,196)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Amortization of non cash stock-based compensation                250,000             -            251,159
Changes in operating asset and liability accounts:
Increase (decrease) in accounts payable                             (978)          745                  -
Increase in accrued liabilities                                  201,318         1,356            203,500
                                                               ---------       -------          ---------

Net Cash provided by (Used in) Operating Activities               15,895        (4,679)            (3,538)
                                                               ---------       -------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                   -             -                  -
                                                               ---------       -------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder's loan                                   6,080         4,679             21,975
Repayment of shareholder's loan                                  (21,975)            -            (21,975)
Common stock issued for cash                                           -             -              3,537
                                                               ---------       -------          ---------
Net Cash Provided by (Used in) Financing Activities              (15,895)        4,679              3,537
                                                               ---------       -------          ---------
NET INCREASE IN CASH                                                   -             -                  -
CASH AT BEGINNING OF PERIOD                                            -             -                  -
                                                               ---------       -------          ---------
CASH AT END OF PERIOD                                          $       -       $     -          $       -
                                                               =========       =======          =========

Cash Paid for:
   Income taxes                                                $       -       $   131          $     131
   Interest                                                    $       -       $     -          $       -

SCHEDULE OF NON CASH FINANCING ACTIVITIES
Common stock issued for services                               $       -       $     -          $   1,160


The accompanying notes to these consolidated financial statements are an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                        (FORMERLY FORMULA FOOTWEAR, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Organization

               Formula Footwear, Inc. (the "Company") (formerly Arrakis, Inc.) ("Arrakis") is a successor by merger to California Sea Leather, Inc. ("California") which was formed on June 3, 1985 originally as a general partnership and subsequently incorporated in California on September 17, 1987. The Company engaged principally in the business of importing leather footwear and specialty products for resale to major retailing chains and department stores. Pursuant to the merger, Arrakis changed its name to Formula Footwear, Inc. The Company entered the development stage on April 1, 1989 and is considered a development stage company per SFAS No. 7.

               See Note 5 for Subsequent Event.

          b.   Going Concern

               As reflected in the accompanying financial statements, the Company's operations for the year ended March 31, 2004 resulted in a net loss of $434,000 and the Company's balance sheet reflects a net shareholders' deficit of $203,000. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include marketing and raising additional cash from current and potential shareholders, as well as by loans.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

          a. The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a March 31 year-end.

          b.   Basic and Diluted Loss Per Share:

               The Company calculates "basic" and "diluted" loss per share in accordance with the provisions of FAS No. 128, "Earnings per Share", which provides for the calculation of "basic" and "diluted" loss per share. Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

               The potential common shares which would arise from the exercise of stock options are excluded from calculation of diluted loss per share since their effect is anti-dilutive. Therefore, the amounts reported for basic and diluted loss per share are the same.

                         VSUS TECHNOLOGIES INCORPORATED
                        (FORMERLY FORMULA FOOTWEAR, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c.   Use of Estimates

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

          d.   Provision for Taxes

               Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

               Net deferred tax assets consist of the following components as of March 31, 2004 and 2003:

                                                       FOR THE YEAR ENDED
                                                            MARCH 31
                                                   -------------------------
                                                    2004               2003
                                                   ------             ------
               Deferred tax assets
                     NOL Carryforward             $ 9,750            $ 5,800

                     Valuation allowance           (9,750)            (5,800)
                                                   ------             ------
               Net deferred tax asset             $     -            $     -
                                                   ======             ======


               At March 31, 2004, the Company had net operating loss carry forwards of approximately $25,000 that may be offset against future taxable income for the years 2004 through 2024. No tax benefit has been reported in the March 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

               Due to the change in ownership and provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

                         VSUS TECHNOLOGIES INCORPORATED
                        (FORMERLY FORMULA FOOTWEAR, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e.   Recent Accounting Pronouncements

               In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.
               (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption FIN 46-R did not have a material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

               In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

                         VSUS TECHNOLOGIES INCORPORATED
                        (FORMERLY FORMULA FOOTWEAR, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e.   Recent Accounting Pronouncements (Continued)

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.


NOTE 3 - AGREEMENT WITH FORMER SHAREHOLDER

               On February 24, 2004 (as part of a planned merger, see Note 5), the Company and its former major shareholder (the "former major shareholder") signed an agreement according to which 1,768,785 shares of the Company owned by the former major shareholder were cancelled.

               In a consideration of the cancellation the Company issued to the former major shareholder:

               (i)   a cash payment of $100,000;

               (ii) a promissory note in the principal amount of $100,000 payable on the earlier of six months from the effective date of a registration statement to be filed by the Company (that will register the options to purchase 500,000 shares of common stock of the Company to be issued to the former major shareholder (as outlined below)), or nine months from the agreement date; and

               (iii) an option to purchase 500,000 shares of common stock of the
                     Company, at an exercise price of $0.001 per share, which may be exercised in whole or in part, at any time, and from time to time, until February 24, 2005. The Company accounted for this option under the fair value method of SFAS 123 and EITF 96-18. The Company recorded stock-based compensation expenses of $250,000 included in merger expenses for the year ended March 31, 2004.


NOTE 4 - COMMON STOCK

               The Company effected a reverse split of its outstanding voting securities twice. On May 30, 1999 on a basis of 1-for-533 shares, and on November 28, 2003 on a basis of 1-for-2 shares. Any references to common stock have been retroactively restated in order to reflect those two reverse splits.

               On May 30, 1999, Jenson Services, Inc. was issued 150,000 post-splits shares of "unregistered" and "restricted" common stock as reimbursement for their incurred expenses valued at $300,000.

                         VSUS TECHNOLOGIES INCORPORATED
                        (FORMERLY FORMULA FOOTWEAR, INC.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

NOTE 4 - COMMON STOCK (Continued)

              On May 30, 1999, the Corporation's officers were issued 330,000 post-split "unregistered" and "restricted" shares of the Company's common stock in compensation for performing services for the Company valued at $660,000.

              On October 31, 1999, the Company issued Jenson Services, Inc 1,618,744 post-split shares of "unregistered" and "restricted" common stock of the Company in full satisfaction of payment of $3,237.

              On December 4, 2000, the Company issued 25,000 post-split shares of common stock valued at $0.02 per share for services.

              On June 29, 2001, 1,934 post-split fractional shares, issued as part of the May 30, 1999 stock split, were returned to the Company from the nominee brokerage firm.

              On February 24, 2004, the Company canceled 2,098,785 shares of common stock.


NOTE 5 - SUBSEQUENT EVENT

              Merger

              Effective April 15, 2004 the Company acquired VSUS Technologies Incorporated ("VSUS") pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement") dated February 24, 2004, by and among the Company, a wholly owned subsidiary of the Company ("Merger Sub") and VSUS. Pursuant to the terms of the Merger Agreement, the Company acquired VSUS through a merger of the Merger Sub with and into VSUS, and the stockholders of VSUS received a total of 11,836,012 shares of the Company's Common Stock. Upon consummation of the Merger the separate corporate existence of the Merger Sub ceased and VSUS survived the Merger as a wholly owned subsidiary of the Company.

              On June 9, 2004, a special meeting of the shareholders of the Company approved the reincorporation as a Delaware corporation by means of a merger with and into VSUS. One share of VSUS common stock will be issued for each share of the Company common stock. The reincorporation by merger will result in: A change in the Company's name to VSUS Technologies Incorporated; A change in the fiscal year to December 31; An increase in the number of authorized shares of common stock; and the assumption by the Company of certain agreements with its officers and directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We had no changes of, or disagreements with, our auditors during the fiscal year ended March 31, 2004.

         On May 20, 2004, we dismissed HJ & Associates, LLC as our certifying accountant. The reports of HJ & Associates, LLC on our financial statements for the fiscal years ended March 31, 2003 and March 31, 2002, did not contain an adverse opinion, or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principle, except that HJ & Associates, LLC issued an explanatory paragraph in its fiscal 2003 and 2002 reports as to our ability to continue as a going concern. Our board of directors approved the decision to change certifying accountants. During our two most recent fiscal years, and subsequent interim periods, there were no disagreements with HJ & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates, LLC would have caused it to make reference to such disagreement in its reports.

         Effective as of May 20, 2004, we engaged Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, to act as our certifying accountant. During the two most recent fiscal years, and subsequent interim periods, we have not consulted Brightman Almagor & Co. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event.


ITEM 8A. CONTROLS AND PROCEDURES.

         The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

         There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

         The following table sets forth the names of all of our directors and executive officers, as of March 31, 2004. These persons resigned from their positions at the effective time of our merger with VSUS.

        NAME                      AGE        OFFICES HELD
        ----                      ---        ------------
        Stephen R. Fry            31         President and Director

        Harold Jenson             33         Vice President and Director

        Jason Jenson              27         Secretary and Director

STEPHEN R. FRY. Mr. Fry was our President, and a director of ours, from February 15, 2003, through April 15, 2004. He has owned and operated Diamond Executive Detail and Diamond Mobil Powerwashing, Divisions of Diamond Mobil Services, a Salt Lake City based LLC, since 1996. Mr. Fry received a bachelors degree from the University of Utah in Communications and Spanish in June 1995.

HAROLD JENSON. Mr. Jenson was our Vice President, and a director of ours, from March 20, 1999, through April 15, 2004. In addition, Mr. Jenson is a partner and contract foreman with Jenson Orton Construction. Mr. Jenson is a graduate of Montana State University, in Billings, Montana.

JASON JENSON. Mr. Jenson was our Secretary, and a director of ours, from March 20, 1999, through April 15, 2004. In addition, Mr. Jenson has owned an independent contractor's business in Salt Lake City, Utah, since 1994. Mr. Jenson has a degree in Business Administration from the University of Utah, which he received in 1994.

         Effective as of April 15, 2004, VSUS became a wholly-owned subsidiary of ours, when it merged with Formula Acquisition Corp., our wholly-owned subsidiary, which was organized for that purpose. The following table sets forth the names of all of our directors and executive officers, as of the date hereof. These persons became our officers and directors at the effective time of our merger with VSUS Technologies Incorporated.


        NAME                       AGE        OFFICES HELD
        ----                       ---        ------------
        Amiram Ofir                 51        Chief Executive Officer and
                                               Chairman of the Board

        Matis Cohen                 40        President and Director
                                               (principal financial officer)

        Hannah Ofir                 55        Secretary

        Omri Mann                   40        Director

        Daniel Rothschild           58        Director

AMIRAM OFIR. Mr. Ofir has been our Chief Executive Officer, and Chairman of our Board of Directors, since October 2003. He is also the Chief Executive Officer and Chief Technology Officer for Safe Mail Development Ltd., a subsidiary of ours, a position he's held since November 2001, and Galiad Computers Ltd., a position he's held since January 1988. Mr. Ofir has a bachelors degree in Chemistry and Physics, and a masters degree in Theoretical Chemistry, from Hebrew University, located in Jerusalem, Israel.

MATIS COHEN. Mr. Cohen has been our President and a director of ours since January 1, 2003. He has also been the Managing Director of VSUS since December 2001. Prior to this, from April 1999 through December 2001, he was the Managing Director and General Manager for Great Court Trading, located in Israel. Mr. Cohen holds a bachelors degree in Finance from Touro College, located in New York, New York.

HANNAH OFIR. Mrs. Ofir has been our Secretary since October 2000. She is also the Secretary for Safe-Mail Development Ltd., a subsidiary of ours, a position she has held since January 2001. Prior to this she was the Secretary for Galiad Computers, from October 1994 to December 2000. Mrs. Ofir holds a PhD in Unorganic and Physical Chemistry from Hebrew University, located in Jerusalem, Israel.

OMRI MANN. Mr. Mann has been a director of ours since January 2001. Mr. Mann is a computer programmer for ScaleMP, a position he's held since April 2003. Prior to this he was a computer programmer for Biomedicon, from December 1999 through February 2003. Mr. Mann holds a bachelors degree in Math and Computer Science from Hebrew University, located in Jerusalem, Israel.

DANIEL ROTHSCHILD. Gen. Rothschild has been a director of ours since January 1, 2004. Gen. Rothschild is a partner at Netacs (Security) Ltd., a company he founded in July 1997, a partner at TeachLink Ltd., a company he founded in June 1998, and a partner at Yurta Ltd., a company he founded in November 1998. He was also a director of Investec Israel from November 1998 through November 2004. Gen. Rothschild holds a bachelors degree in Middle Eastern Studies from Bar Ilan University, located in Ramat Gan, Israel.


SIGNIFICANT EMPLOYEES.

         We have no employees who are not executive officers, but who are expected to make a significant contributions to the Company's business.


FAMILY RELATIONSHIPS.

         Jason Jenson and Harold Jenson, who were officers and directors of ours through April 15, 2004, are cousins, and are both nephews to Duane Jenson, the beneficial owner of Jenson Services, Inc., which owned 96.8% of our outstanding common stock as of the fiscal year ended March 31, 2004.

         Amiram Ofir, our Chief Executive Officer and director of ours, is the spouse of Hannah Ofir, our Secretary. As of the date hereof, Mr. and Mrs. Ofir beneficially own 45.7% of our outstanding common stock.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

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


AUDIT COMMITTEE FINANCIAL EXPERT.

         The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Our board of directors has not yet established an audit committee. As such, our board has not yet appointed an audit committee financial expert. At this time, our board of directors believes it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended March 31, 2004; except that our prior majority shareholder, and certain prior members of management, did not file Form 4s and Form 5s to report the cancellation of an aggregate of 2,098,785 shares of our common stock, canceled at the time of our merger with VSUS.


CODE OF ETHICS.

         We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLE.

         The following table discloses, for the fiscal years ended March 31, 2002, 2003 and 2004, certain compensation paid to our named executive officers, being (i) our current Chief Executive Officer, and (ii) our former President, who resigned as of April 15, 2004. No other officer of ours earned more than $100,000 in annual compensation during the fiscal year ended March 31, 2004.

------------------------------------------------------------------------------------------------------------------

                                                                                                 Long-Term
                                                               Annual Compensation              Compensation
                                                               -------------------              ------------

                                                        ----------------------------------------------------------

                                                                              Other               Securities
                                                                              Annual              Underlying
            Name and Principal Position          Year       Salary         Compensation            Options/
            ---------------------------          ----       ------         ------------            --------
                                                              ($)               ($)                  SARS
                                                              ---               ---                  ----
                                                                                                      (#)
                                                                                                      ---
-------------------------------------------- ----------- -------------- -------------------- ---------------------
Amiram Ofir(1)                                  2004        $99,000           $52,800             1,840,000
Chief Executive Officer and Director

-------------------------------------------- ----------- -------------- -------------------- ---------------------
Stephen R. Fry(2)                               2004           0                 0                    0
President and Director                          2003           0                 0                    0
                                                2002           0                 0                    0
------------------------------------------------------------------------------------------------------------------

--------------------
(1) Mr. Ofir was appointed as our Chief Executive Officer and a director of ours, as of April 15, 2004.

(2) Mr. Fry resigned as our President and a director of ours, as of April 15, 2004.



OPTION/SAR GRANTS IN LAST FISCAL YEAR.

         The following table provides information on option grants during the fiscal year ended March 31, 2004 to the named executive officers.

-------------------------------------------------------------------------------------------------------------------------

                                                       Percent Of
                                                   Total Options/ SARs
                          Number Of Securities          Granted
                               Underlying             To Employees            Exercise Or
                          Options/SARS Granted         In Fiscal              Base Price
          Name                     (#)                    Year                  ($/SH)              Expiration Date
          ----                     ---                    ----                  ------              ---------------

------------------------- ---------------------- ----------------------- ---------------------- -------------------------
Amiram Ofir                      90,000                  68.0%                   $.001                 1/31/2009

------------------------- ---------------------- ----------------------- ---------------------- -------------------------
Stephen R. Fry                        0                   N/A                     N/A                     N/A

-------------------------------------------------------------------------------------------------------------------------

         No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar fiscal years ending March 31, 2003, 2002, or 2001, or the period ending on the date of this annual report.

COMPENSATION OF DIRECTORS.

         There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

         Through March 31, 2004, there were no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of ours which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the company or any subsidiary, any change in control of the company, or a change in the person's responsibilities following a change in control of the Company.

         As of the effective time of the merger between VSUS and Formula Acquisition Corp., a wholly-owned subsidiary of ours, our officers and directors resigned, and VSUS's officers and directors became officers and directors of ours. At that time, we assumed certain employment and consulting agreements with several of these officers and directors, as further set forth below.

         Employment Agreement with Amiram Ofir

         As of April 15, 2004, the effective date of the merger between Formula Acquisition Corp., our wholly owned subsidiary, and VSUS, we assumed an Employment Agreement with Amiram Ofir, our Chief Executive Officer and a director of ours. The agreement commenced on January 1, 2003, and will continue for a period of 5 years. Pursuant to the agreement, Mr. Ofir received a base salary of $99,000 in the first year of the agreement. The base salary will be increased by 10% for each additional year of the agreement. In addition to base salary, the agreement entitles Mr. Ofir to bonuses, at the discretion of the board of directors, use of an automobile and cellular telephone, normal and customary social benefits, and other benefits. The agreement provides for termination by us for "cause," or upon Mr. Ofir's death or disability. If the agreement is terminated by us without "cause," or by Mr. Ofir for "good reason", Mr. Ofir shall be entitled to a payment equal to twice his effective base salary. The agreement contains confidentiality, non-compete and other customary provisions.

         Consulting Agreement with Matis Cohen

         As of April 15, 2004, the effective date of the merger between Formula Acquisition Corp., our wholly owned subsidiary, and VSUS, we assumed a Consulting Agreement with Matis Cohen, our President and a director of ours. The agreement, which provides that Mr. Cohen shall provide financial, marketing, sales and other consulting services to us, commenced on January 1, 2003 and shall continue until December 1, 2005. Pursuant to the agreement, we are currently paying Mr. Cohen a consulting fee totaling $78,000 per year. We also reimburse him for expenses incurred in connection with his consulting services. The agreement may be terminated by either party upon 90 days written notice, or by us upon a breach by Mr. Cohen, which has not been cured within 10 days. The agreement also contains confidentiality and other customary provisions.

         Consulting Agreement with Daniel Rothschild

         As of April 15, 2004, the effective date of the merger between Formula Acquisition Corp., our wholly-owned subsidiary, and VSUS, we assumed a Consulting Agreement with Danny Rothschild, under which Mr. Rothschild shall serve as a strategic consultant and director for our company. The agreement shall continue until terminated by either party upon 60 days notice. In consideration of the services provided by Mr. Rothschild, we will pay him a fee of $7,500 per quarter. Mr. Rothschild is also entitled to a commission of 5% of the net proceeds of any sales generated by his services. In addition, we will also reimburse him for expenses incurred in connection with his consulting services. Also, pursuant to the agreement, Mr. Rothschild may receive options to purchase our common stock, at the discretion of our board of directors. The agreement also contains confidentiality and other customary provisions.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         To the knowledge of management, and based upon a review of the stock ledger maintained by our transfer agent and registrar, the following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our common stock as of March 31, 2004, as well as the share holdings of the then members of management:

         --------------------------------------------------------------------
                       Name And                Amount And
                      Address Of                Nature Of
                      Beneficial               Beneficial        Percent Of
                       Owner(1)                 Ownership         Class(2)
                       -----                    ---------         -----

         --------------------------------- ------------------- --------------
         Jenson Services, Inc.                 1,768,785(3)         96.8%

         --------------------------------- ------------------- --------------
         Steven Fry(4)                                 0              *
         President and Director

         --------------------------------- ------------------- --------------
         Harold Jenson(4)                              0              *
         Vice President and Director

         --------------------------------- ------------------- --------------
         Jason Jenson(4)                               0              *
         Secretary and Director

         --------------------------------- ------------------- --------------
         All Executive Officers                        0              *
         and Directors as a
         Group (3 persons)

         --------------------------------------------------------------------

--------------------
*    Represents less than 1% of our outstanding common stock.

(1) Unless otherwise indicated, the address of all persons is c/o Formula Footwear, Inc., 4685 South Highland Drive, Suite 202, Salt lake City, Utah 84117.

(2) Percentage of beneficial ownership is based upon the 1,826,669 shares of our common stock outstanding on March 31, 2004, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within 60 days of that date.

(3)  These shares were cancelled at the effective time of our merger with VSUS.

(4) Resigned as an officer and director of ours at the effective time of our merger with VSUS.

         To the knowledge of management, and based upon a review of the stock ledger maintained by our transfer agent and registrar, the following table sets forth the beneficial ownership of persons who own more than five (5%) percent of our common stock as of the date hereof, as well as the share holdings of the current members of management:


         --------------------------------------------------------------------
                       Name And                Amount And
                      Address Of                Nature Of
                      Beneficial               Beneficial        Percent Of
                       Owner(1)                 Ownership         Class(2)
                       -----                    ---------         -----

         --------------------------------- ------------------- --------------
         Amiram Ofir                          5,784,250(3)          45.7%
         Chief Executive Officer
         and Director

         --------------------------------- ------------------- --------------
         Hannah Ofir                          5,038,000(4)          42.4
         Secretary

         --------------------------------- ------------------- --------------
         Ofir Holdings                        4,389,000(5)          36.9

         --------------------------------- ------------------- --------------
         Tadayuki Harada                      1,525,250(6)          12.7

         --------------------------------- ------------------- --------------
         Tetraktys Inc.                       1,364,000             11.5

         --------------------------------- ------------------- --------------
         Ian Buller                             725,875(7)           6.1

         --------------------------------- ------------------- --------------
         Matis Cohen                            383,250(8)           3.1
         President and Director

         --------------------------------- ------------------- --------------
         Omri Mann                              110,000                *
         Director

         --------------------------------- ------------------- --------------
         Daniel Rothschild                       10,000(9)             *
         Director

         --------------------------------- ------------------- --------------
         All Executive Officers               6,287,500(10)         48.2%
         and Directors as a
         Group (5 persons)

         --------------------------------------------------------------------

--------------------
*    Represents less than 1% of our outstanding common stock.

(1) Unless otherwise indicated, the address of all persons is c/o VSUS Technologies Incorporated, 622 Third Avenue, 33rd Floor, New York, New York 10017.

(2) Percentage of beneficial ownership is based upon the 11,893,896 shares of our common stock outstanding as of the date hereof, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within 60 days of that date.

(3) Consists of: (i) 4,389,000 shares of common stock held in the name of Ofir Holdings Limited, a company in which Mr. Ofir shares ownership, (ii) options to purchase 656,250 shares of common stock, at an exercise price of $0.01 per share, granted to Mr. Ofir on January 1, 2003, (iii) 649,000 shares of common stock jointly owned by Mr. Ofir and his wife, our Secretary, and (iv) options to purchase 90,000 shares of common stock, at an exercise price of $0.001 per share, granted to Mr. Ofir on February 1, 2004.

(4) Consists of: (i) 4,389,000 shares of common stock held in the name of Ofir Holdings Limited, a company in which Mrs. Ofir shares ownership, and (ii) 649,000 shares of common stock jointly owned by Mrs. Ofir and her husband, our Chief Executive Officer and a director of ours.

(5) Ofir Holdings Limited is a company jointly owned by Amiram Ofir, our Chief Executive Officer and director of ours, and Hannah Ofir, our Secretary.

(6) Consists of: (i) 1,364,000 shares of common stock held in the name of Tetraktys, Inc., a company owned by Mr. Harada, and (ii) options to purchase 161,250 shares of common stock, at an exercise price of $0.01 per share, granted to Mr. Harada on January 1, 2003.

(7) Includes options to purchase 76,875 shares of common stock, at an exercise price of $0.01 per share, granted to Mr. Buller on January 1, 2003.

(8) Consists of: (i) options to purchase 341,250 shares of common stock, at and exercise price of $0.01 per share, granted to Mr. Cohen on January 1, 2003, and (iv) options to purchase 42,000 shares of common stock, at an exercise price of $0.001 per share, granted to Mr. Cohen on February 1, 2004.

(9) Consists of options to purchase 10,000 shares of common stock, at an exercise price of $0.51 per share, granted to Gen. Rothschild on June 1, 2004.

(10) Includes: (i) options to purchase 997,500 shares of common stock, at an exercise price of $0.01 per share, granted on January 1, 2003, (ii) options to purchase 132,000 share of common stock, at an exercise price of $0.001 per share, granted on February 1, 2004, and (iii) options to purchase 10,000 shares of common stock, at an exercise price of $0.51 per share, granted on June 1, 2004.


CHANGES IN CONTROL.

         Effective as of April 15, 2004, VSUS became a wholly-owned subsidiary of ours, when it merged with Formula Acquisition Corp., our wholly-owned subsidiary, which was organized for that purpose, pursuant to an Agreement and Plan of Reorganization, dated February 24, 2004.

         Pursuant to the Reorganization Agreement, at the effective time of the merger, (i) the separate corporate existence of Formula Acquisition Corp. ceased, and VSUS continued as the surviving corporation, (ii) each of the 11,836,012 shares of VSUS's issued and outstanding common stock were converted into and exchanged for an equal number of our shares of common stock, (iii) each of the 5,021,000 options to acquire shares of VSUS's common stock were converted into options to purchase an equal number of shares of our common stock, and (iv) our officers and directors resigned and VSUS's officers and directors became officers and directors of ours.

         The source of the consideration used by VSUS's stockholders to acquire their respective interests in our company at the time of the merger was the exchange of shares of VSUS's common stock.

         By virtue of (i) the percentage of our issued and outstanding shares of common stock acquired at the effective time by VSUS's stockholders, and (ii) the subsequent resolutions of our board of directors that provided for (A) the election of certain of VSUS's directors to our board of directors; (B) the appointment of certain of VSUS's officers as officers of ours; and (C) the resignations of the our directors and executive officers, the merger is deemed to have involved a "change of control" of our company.

         The primary basis of the "control" by VSUS's stockholders is by (i) stock ownership of shares of our common stock, and (ii) positions as officers and directors of ours.

         At the time of the merger, after giving effect to the cancellation of 1,768,765 shares of our common stock held by Jenson Services, Inc., and excluding the securities to be exchanged for VSUS's common stock, our issued and outstanding common stock amounted to 57,884 shares, or less than 1% percent of our post-merger outstanding common stock. Pursuant to the Agreement and Plan of Reorganization, 11,836,012 shares of our common stock were issued to the stockholders of VSUS, pro rata, in exchange for all of their outstanding shares of common stock on the basis of one share for each share of VSUS's common stock owned, representing over 99% of our post-merger outstanding common stock.

         Accordingly, we had 11,893,896 shares of common stock issued and outstanding after the merger.

         To the knowledge of our management, there are no present arrangements or pledges of our securities which may result in a change in control of our company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         For a description of transactions between members of management, five percent stockholders, "affiliates," promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item 5.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.
---------

   2.1 Agreement and Plan of Reorganization, between Formula Footwear, Inc., Formula Acquisition Corp. and VSUS Technologies Incorporated, dated February 24, 2004(1)

   2.2 Agreement and Plan of Merger, by and between Formula Footwear, Inc. and VSUS Technologies Incorporated, dated April 20, 2004(2)

   2.3 Certificate of Merger of Formula Footwear, Inc. with and into VSUS Technologies Incorporated, filed as of June 9, 2004(2)

   3.1 Amended and Restated Certificate of Incorporation of VSUS Technologies Incorporated(2)

   3.2     Amended Bylaws of VSUS Technologies Incorporated(2)

   4.1     2003 Stock Option Plan of VSUS Technologies Incorporated(2)

  10.1 Employment Agreement, by and between VSUS Technologies Incorporated and Mr. Amiram Ofir, dated January 1, 2003(2)

  10.2 Consulting Agreement, by and between VSUS Technologies Incorporated and Mr. Matis Cohen, dated January 1, 2003(2)

  10.3 Consulting Agreement, between VSUS Technologies Incorporated and Gen. Daniel Rothschild, dated January 1, 2004(2)

  16.1 Letter from HJ & Associates, LLC, dated May 27, 2004, in compliance with Item 304 of Regulation S-B(3)

  17.1 Notice of Resignation of Formula Footwear's Officers and Directors, as of April 15, 2004(1)

  21.1     Subsidiaries of Formula Footwear, Inc.(4)

  31.1     Certification of Amiram Ofir pursuant to Section 13a-14(a)(4)

  31.2     Certification of Matis Cohen Pursuant to Section 13a-14(a)(4)

  32.1     Certification of Amiram Ofir and Matis Cohen pursuant to Section
           1350(4)

-------------------
(1) Incorporated by reference from our Current Report on Form 8-K, dated April 15, 2004

(2) Incorporated by reference from our Current Report on Form 8-K, dated June 9, 2004

(3) Incorporated by reference from our Current Report on Form 8-K, dated May 20, 2004

(4)  Filed herewith


REPORTS ON FORM 8-K.

         On March 2, 2004, we filed a Current Report on Form 8-K to announce the execution of an Agreement and Plan of Reorganization by and among VSUS, Formula Acquisition Corp., our wholly-owned subsidiary, and us, as of February 24, 2004.

         On April 30, 2004, we filed a Current Report on Form 8-K to report the merger of Formula Acquisition Corp. with and into VSUS and the resulting "change in control" in our company, effective as of April 15, 2004.

         On May 27, 2004, we filed a Current Report on Form 8-K to report the termination of HJ & Associates, LLC as our certifying accountant, and appointment of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, as our certifying accountant, as of May 20, 2004.

         On June 14, 2004, we filed a Current Report on Form 8-K to announce our reincorporation in Delaware by means of our merger with and into VSUS, as of June 9, 2004.

         On June 17, 2004, we filed a Current Report on Form 8-K to disclose the terms of our merger with and into VSUS, as of June 9, 2004.

         On June 29, 2004, we filed an amended Current Report on Form 8-K/A, amending the 8-K we filed on April 30, 2004, to include the consolidated financial statements of VSUS for the fiscal years ended December 31, 2003 and 2002, and pro forma information.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets out fees billed by our principal accountant for audit and related services for each of the previous two fiscal years:

                                 Fees billed for 2003      Fees billed for 2002
Description of Services          fiscal year               fiscal year
-------------------------------------------------------------------------------
Audit Fees                       $43,600                   $9,600
-------------------------------------------------------------------------------
Audit-Related Fees               $     0                   $    0
-------------------------------------------------------------------------------
Tax Fees                         $     0                   $    0
-------------------------------------------------------------------------------
All Other Fees                   $     0                   $    0
-------------------------------------------------------------------------------

         We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors. All of the above fees were pre-approved by the board of directors.

         Audit-related fees were incurred in relation to our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VSUS TECHNOLOGIES INCORPORATED



Date:  July 14, 2004                            By: /s/ Amiram Ofir
       ----------------------------                 -----------------
                                                        Amiram Ofir
                                                        Chief Executive Officer
                                                        and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  /s/ Amiram Ofir               Chief Executive Officer           July 14, 2004
---------------------------     and Director
Amiram Ofir                     (Principal Executive Officer)



  /s/ Matis Cohen               President and Director            July 14, 2004
---------------------------     (Principal Financial Officer)
Matis Cohen



  /s/ Omri Mann                 Director                          July 14, 2004
----------------------------
Omri Mann



  /s/ Daniel Rothschild         Director                          July 14, 2004
----------------------------
Daniel Rothschild

                                  EXHIBIT INDEX

EXHIBIT NO.    EXHIBIT TYPE
-----------    ------------

     2.1 Agreement and Plan of Reorganization, between Formula Footwear, Inc., Formula Acquisition Corp. and VSUS Technologies Incorporated, dated February 24, 2004(1)

     2.2 Agreement and Plan of Merger, by and between Formula Footwear, Inc. and VSUS Technologies Incorporated, dated April 20, 2004(2)

     2.3 Certificate of Merger of Formula Footwear, Inc. with and into VSUS Technologies Incorporated, filed as of June 9, 2004(2)

     3.1 Amended and Restated Certificate of Incorporation of VSUS Technologies Incorporated(2)

     3.2       Amended Bylaws of VSUS Technologies Incorporated(2)

     4.1       2003 Stock Option Plan of VSUS Technologies Incorporated(2)

    10.1 Employment Agreement, by and between VSUS Technologies Incorporated and Mr. Amiram Ofir, dated January 1, 2003(2)

    10.2 Consulting Agreement, by and between VSUS Technologies Incorporated and Mr. Matis Cohen, dated January 1, 2003(2)

    10.3 Consulting Agreement, between VSUS Technologies Incorporated and Gen. Daniel Rothschild, dated January 1, 2004(2)

    16.1 Letter from HJ & Associates, LLC, dated May 27, 2004, in compliance with Item 304 of Regulation S-B(3)

    17.1 Notice of Resignation of Formula Footwear's Officers and Directors, as of April 15, 2004(1)

    21.1       Subsidiaries of Formula Footwear, Inc.(4)

    31.1       Certification of Amiram Ofir pursuant to Section 13a-14(a)(4)

    31.2       Certification of Matis Cohen Pursuant to Section 13a-14(a)(4)

    32.1       Certification of Amiram Ofir and Matis Cohen pursuant to Section
               1350(4)

-------------------
(1) Incorporated by reference from our Current Report on Form 8-K, dated April 15, 2004

(2) Incorporated by reference from our Current Report on Form 8-K, dated June 9, 2004

(3) Incorporated by reference from our Current Report on Form 8-K, dated May 20, 2004

(4)  Filed herewith