Form 10QSB
period 2004-06-30
VSUS TECHNOLOGIES INC
filed 2004-08-16
CIK 772370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the quarterly period ended   June 30, 2004
                                              -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to _________

                    Commission file number   002-98748-D
                                           ---------------

                         VSUS TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter

            Delaware                              43-2033337
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                Identification No.)

             622 Third Avenue, 33rd Floor, New York, New York 10017
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 972-1400
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                             Formula Footwear, Inc.
           4685 South Highland Drive, #202, Salt Lake City, Utah 84117
                                    March 31
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2004, the issuer had
11,893,896 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                         VSUS TECHNOLOGIES INCORPORATED

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................   3

           Condensed Interim Consolidated Balance Sheet as of June 30,
             2004 (unaudited) and December 31, 2003 ....................   4

           Condensed Interim Consolidated Statement of Operations for the
             six months ended June 30, 2004 and 2003 (unaudited) .......   5

           Condensed Interim Consolidated Statement of Cash Flows for the
             six months ended June 30, 2004 and 2003 (unaudited) .......   6

           Notes to the Condensed Interim Consolidated Financial

PART II.   OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

               CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                    UNAUDITED

        INDEX TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

Notes to the Condensed Interim Consolidated Financial Statements.......... 7-8

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
                          (IN THOUSANDS OF U.S. DOLLARS)

                                                        JUNE 30,    DECEMBER 31,
                                                      -----------   ------------
                                                         2004          2003
                                                      -----------   ------------
ASSETS                                                (UNAUDITED)
                                                      -----------

CURRENT ASSETS
   Cash and cash equivalents                            $   462       $   661
   Restricted cash                                          100          --
   Other current assets                                      64            36
                                                        -------       -------
       Total current assets                                 626           697
                                                        -------       -------

SEVERANCE PAY FUND                                           30            28
                                                        -------       -------

PROPERTY AND EQUIPMENT, NET                                  57            27
                                                        -------       -------
                                                        $   713       $   752
                                                        =======       =======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Short term credit                                    $     9       $  --
   Trade accounts payable                                   196           105
   Deferred revenues                                        100          --
   Related parties                                          408           289
   Convertible loan                                       1,545           900
                                                        -------       -------
       Total current liabilities                          2,258         1,294
                                                        -------       -------

LONG-TERM LIABILITIES
   Related party                                            153           143
   Accrued severance pay                                     31            29
                                                        -------       -------
                                                            184           172
                                                        -------       -------

STOCKHOLDERS' DEFICIENCY
   Share capital                                             12            12
   Additional paid-in capital                             1,436         1,640
   Deferred stock compensation                             (137)         (303)
   Deficit accumulated during the development stage      (3,040)       (2,063)
                                                        -------       -------
       Total stockholders' deficiency                    (1,729)         (714)
                                                        -------       -------
                                                        $   713       $   752
                                                        =======       =======

See Notes to Consolidated Financial Statements.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                              CUMULATIVE FROM
                                                                                                                SEPTEMBER 21,
                                                                                                                    2000
                                                     THREE MONTHS ENDED               SIX MONTHS ENDED         (INCEPTION) TO
                                                          JUNE 30,                        JUNE 30,                 JUNE 30,
                                                ----------------------------    ----------------------------    ------------
                                                    2004            2003            2004            2003            2004
                                                ------------    ------------    ------------    ------------    ------------
                                                                         (UNAUDITED)                             (UNAUDITED)
                                                ------------------------------------------------------------    ------------

Revenues                                        $        110    $         41    $        118    $         68    $      1,574

Cost of revenues                                          24              16              39              29             206
                                                ------------    ------------    ------------    ------------    ------------

    Gross profit                                          86              25              79              39           1,368

Research and development expenses                         60              52             108              90           1,411

Sales and Marketing                                      201              36             258              77             810

General and administrative expenses                      178             231             363             452           1,626

Merger expenses                                          113            --               219            --               409
                                                ------------    ------------    ------------    ------------    ------------

    Operating loss                                      (466)           (294)           (869)           (580)         (2,888)

Financing expenses                                        49               6             108              15             152
                                                ------------    ------------    ------------    ------------    ------------

    Net loss for the period                     $       (515)   $       (300)   $       (977)   $       (595)   $     (3,040)
                                                ============    ============    ============    ============    ============

Basic and diluted loss per share                $      (0.04)   $      (0.03)   $      (0.07)   $      (0.05)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     14,427,995      11,836,012      14,197,940      11,836,012
                                                ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS OF U.S. DOLLARS)

                                                                                    CUMULATIVE FROM
                                                                                  SEPTEMBER 21, 2000
                                                              SIX MONTHS ENDED      (INCEPTION) TO
                                                                  JUNE 30,              JUNE 30,
                                                          ----------------------  ------------------
                                                            2004           2003           2004
                                                          -------        -------  ------------------
                                                                (UNAUDITED)           (UNAUDITED)
                                                          ----------------------  ------------------

CASH FLOWS - OPERATING ACTIVITIES

Net loss for the period                                   $  (977)       $  (595)       $(3,040)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Items not involving cash flows:
   Depreciation and amortization                                3              4             16
   Amortization of deferred stock-based
       compensation                                           166            372          1,190
   Increase in accrued severance pay, net                    --             --                1
   Interest to related party                                   10             14             38
   Accrued interest on convertible loan                        96           --               96

Changes in operating assets and liabilities:
   Decrease  in account receivables                          --              177           --
   Decrease (increase) in other current assets                (28)             2            (64)
   Increase in trade accounts payable                          76             18            181
   Increase in other payables                                 100           --              100
                                                          -------        -------        -------
      Net cash used in operating activities                  (554)            (8)        (1,482)
                                                          -------        -------        -------

CASH FLOWS - INVESTING ACTIVITIES

Investment in subsidiary                                     (200)          --             (200)
Purchase of fixed assets                                      (33)           (11)           (73)
                                                          -------        -------        -------
   Net cash used in investing activities                     (233)           (11)          (273)
                                                          -------        -------        -------

CASH FLOWS - FINANCING ACTIVITIES

Short term bank credit                                          9             (4)             9
Receipt of convertible loan                                   550           --            1,450
Related parties                                                29             28            433
Issuance of share capital                                    --             --              325
                                                          -------        -------        -------
   Net cash provided by financing activities                  588             24          2,217
                                                          -------        -------        -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (199)             5            462

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                        661             41           --
                                                          -------        -------        -------
 CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                          $   462        $    46        $   462
                                                          =======        =======        =======

See Notes to Consolidated Financial Statements.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared by VSUS Technologies Incorporated ("VSUS" or the "Company")
in accordance with accounting principles generally accepted in the United States of America. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the
Company as of June 30, 2004 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended
December 31, 2003, appearing in the Company's Form 8-K/A, dated June 29,2004.
The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31,
2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements as of and for the year ended December 31, 2003, but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

NOTE 2 - MERGER TRANSACTION

Effective April 15, 2004, the Company was acquired by Formula Footwear, Inc.
("Formula"), pursuant to an Agreement and Plan of Reorganization (the "Merger
Agreement"), dated February 24, 2004, by and among the Company, a wholly owned subsidiary of Formula ("Merger Sub") and Formula. Pursuant to the terms of the
Merger Agreement, Formula acquired the Company through a merger of the Merger
Sub with and into the Company, and the stockholders of the Company received a total of 11,836,012 shares of Formula's Common Stock. Upon consummation of the merger the separate corporate existence of the Merger Sub ceased and the Company survived the merger as a wholly owned subsidiary of Formula.

The merger between Formula and the Company was accounted for as a reverse merger. As the stockholders of the Company (as a group) received the largest ownership interest in Formula, the Company was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of Formula were replaced with the historical financial statements of the Company.

On June 9, 2004, at a special meeting of the stockholders of Formula, the stockholders approved its reincorporation as a Delaware corporation by means of a merger with and into the Company. One share of the Company's common stock was issued for each share of Formula's common stock.

NOTE 3 - GOING CONCERN

As reflected in the accompanying condensed interim consolidated financial statements, the Company's operations for the six months ended June 30, 2004, resulted in a net loss of $977 and the Company's balance sheet reflects a net shareholders' deficit of $3,040. The Company's ability to continue operating as a "going concern" is dependent upon its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current and potential stockholders, increased marketing of its solutions, and obtaining loans.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

NOTE 4 - STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25"), and in accordance with FASB Interpretation No. 44.
Pursuant to these accounting pronouncements, the Company records compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the market price of the underlying shares at that date.

Deferred compensation is amortized to compensation expense over the vesting period of the options.

Had compensation cost for the Company's option plans been determined on the basis of the fair value at the grant dates in accordance with the provisions of
SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as
amended by SFAS No. 148 "Accounting for Stock-Based Compensation" ("SFAS No.
148"), the Company's net loss and basic net loss per share would not have been changed.

For purposes of estimating fair value in accordance with SFAS 123, the Company utilized the Black - Scholes option-pricing model. The following assumptions were utilized in such calculations for the six months ended June 30, 2004 (all in weighted averages):

            Risk-free interest rate                            2%
            Expected life of options                            5
            Expected dividend yield                          None
            Volatility                                         0%

Based on these assumptions, there are no differences in the amount of stock based compensation according to FASB-123 to the amount measured according to APB
25.

Because the determination of the fair value of options granted in the future might include an expected volatility factor in addition to the factors described in the preceding paragraph and because additional option grants are expected to be made each year, the above adjustments to SFAS 123 are not representative of the adjustments to SFAS 123 effects of reported net income for future periods.

NOTE 5 - TRANSACTION WITH RELATED PARTY

During the quarter, the Company paid $150,000 to a related party for business development and marketing services in Japan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the condensed interim consolidated financial statements and notes thereto set forth in Part I,
Item 1 of this Quarterly Report, and the consolidated financial statements filed with our amended Current Report on Form 8-K, filed on June 29, 2004. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for our products, as well as general conditions of the Internet security marketplace.

OVERVIEW

     We are a developer and marketer of highly secure communication systems for use over the Internet. These communication systems integrate e-mail, instant messaging, electronic publishing, data storage, mass distribution and collaboration tools, with automated virus protection and "Spam" filtering.
Security for these systems is provided by our proprietary technology, which is based on encryption and decryption procedures.

     Our targeted customers include banks, financial services and healthcare companies, government entities, and any other businesses that need to communicate in privacy, and in a secure environment. Our secure platform can be housed at the client's location, or on any of our servers, which are located in strategic locations throughout the world.

     Our flagship product is "Safe-mail," a highly secure communication system, which allows companies to exchange, collaborate on, and store confidential information over the Internet, in complete privacy. The Safe-mail system utilizes public-key infrastructure (PKI) enabled digital certificates, and includes, among other things, full function, end-to-end email, folder management tools for archiving and storing data, and a secure environment for collaborative document development. In the near future, we plan to release a customizable version of this product, which will allow users to develop personalized versions of this technology, utilizing some or all of its functionality.

     We were organized in the State of Delaware on September 21, 2000. Effective
as of April 15, 2004, we became a wholly-owned subsidiary of Formula Footwear,
Inc., when we merged with Formula Acquisition Corp., its wholly-owned Delaware subsidiary, which was organized for that purpose. Subsequently, on June 9, 2004, our parent company, Formula Footwear, Inc., merged with and into our company, with our company continuing as the surviving corporation and successor filer.

     We are a development stage enterprise. To date we have incurred significant losses from operations and at June 30, 2004, had an accumulated deficit of
$3,040,000. At June 30, 2004, we had $462,000 of cash and cash equivalents. We believe that based on our current cash position, we have sufficient capital to fund our operations through December 2004. Until such time as we generate sufficient revenues from the sale of our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. However, there is no assurance that we will be able to raise additional capital when necessary.

PLAN OF OPERATIONS

     We are a development stage enterprise. As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place over the next twelve months. Our major initiatives through that period are:

     o    furthering the development of our products;

     o    obtaining commercial sales of our products, and continuing our current marketing program; and

     o    seeking acquisitions of additional businesses and assets that will be beneficial to our company and its stockholders.

     Since entering the development stage, we have obtained financing from the proceeds of loans and private placements of equity securities. Until such time as we generate sufficient revenues from the sale of our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

     o    debt and equity instruments, including notes similar to those discussed below in "-Off-Balance Sheet Arrangements";

     o    private placements of common stock;

     o    conversion of shares of our Series A Convertible Preferred Stock;

     o    exercise of our Class A Warrants at an exercise price of $0.38 per share;

     o    exercise of Class B Warrants at an exercise price of $0.68 per share;

     o    exercise of Class C Warrants at an exercise price of $0.93 per share;
          or

     o    funding from potential clientele or future industry partners.

     During the fourth quarter of 2003, and the six months ended June 30, 2004, we raised gross proceeds of $1,700,000 through loans. We expect these resources to be adequate to fund our operations through December 2004. There can be no assurance that any future financings can be obtained, should they be required.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2003

     REVENUE: Revenue increased $69,000, or 168.3%, to $110,000 in the three month period ended June 30, 2004, as compared to $41,000 in the three month period ended June 30, 2003. This increase was primarily due to the increased sales of our products as a result of an intensified marketing effort.

     RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended
June 30, 2004, we incurred $60,000, an increase of $8,000,

or 15.4%, over the $52,000 we incurred during the three months ended June 30,
2003, developing our software applications. This primary reason for this increase in research and development expenses, was an increase in related personnel costs.

     SALES AND MARKETING EXPENSES: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities. During the three months ended June 30, 2004 we incurred $201,000, as compared to $36,000 during the three months ended June 30, 2003. This increase of $165,000, or 458.3%, is primarily a result of our increased efforts in the marketing of our products, especially in Japan.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the three months ended
June 30, 2004 we incurred $178,000, as compared to $231,000 during the three months ended June 30, 2003. This decrease of $53,000, or 22.9%, is primarily a result of management's efforts to reduce costs related to our operations.

     FINANCING EXPENSES: Financing expenses consist primarily of interest and other costs of our financing activities. During the three months ended June 30,
2004, we incurred $49,000, an increase of $43,000, or 716.7%, over the $6,000 incurred during the three months ended June 30, 2003, in financing costs. This increase occurred primarily as a result of our issuance of promissory notes in connection with our borrowing of funds.

     MERGER EXPENSES: Merger expenses consist primarily of legal, accounting and other professional fees we incurred in connection with our merger with Formula
Footwear, Inc., our former parent company. During the three months ended June
30, 2004, we incurred expenses of $113,000 in connection with our merger with
Formula Footwear, our former parent. There were no comparable expenses during the three months ended June 30, 2003.

     NET LOSS: We incurred a loss of $515,000 ($0.04 per share) for the three months ended June 30, 2004, compared to $300,000 ($0.03 per share) for the three months ended June 30, 2003. Our revenues and future profitability are substantially dependent on our ability to:

     o    continue the development of products based on our technology;

     o    identify additional clients to purchase our products;

     o    continue to operate successfully;

     o    modify our software applications, over time, to provide enhanced benefits to then-existing users; and

     o    raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary.

THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2003

     REVENUE: Revenue increased $50,000, or 73.5%, to $118,000 in the six month period ended June 30, 2004, as compared to $68,000 in the six month period ended
June 30, 2003. This increase was primarily due to the increased sales of our products due to an intensified marketing effort.

     RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the six months ended
June 30, 2004, we incurred $108,000, an increase of $18,000, or 20.0%, over the
$90,000 we incurred during the six months ended June 30, 2003, developing our software applications. This primary reason for this increase in research and development expenses, was an increase in related personnel costs.

     SALES AND MARKETING EXPENSES: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities. During the six months ended June 30, 2004 we incurred $258,000, as compared to $77,000 during the six months ended June 30, 2003. This increase of
$181,000, or 235.1%, is primarily a result of our increased efforts in the marketing of our products, especially in Japan.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the six months ended
June 30, 2004 we incurred $363,000, as compared to $452,000 during the six months ended June 30, 2003. This decrease of $89,000, or 19.7%, is primarily a result of management's efforts to reduce costs related to our operations.

     FINANCING EXPENSES: Financing expenses consist primarily of interest and other costs of our financing activities. During the six months ended June 30,
2004, we incurred $108,000, an increase of $93,000, or 620.0%, over the $15,000 incurred during the six months ended June 30, 2003, in financing costs. This increase occurred primarily as a result of our issuance of promissory notes in connection with our borrowing of funds.

     MERGER EXPENSES: Merger expenses consist primarily of legal, accounting and other professional fees we incurred in connection with our merger with Formula
Footwear, Inc., our former parent company. During the six months ended June 30,
2004, we incurred expenses of $219,000 in connection with our merger with
Formula Footwear, our former parent. There were no comparable expenses during the six months ended June 30, 2003.

     NET LOSS: We incurred a loss of $977,000 ($0.07 per share) for the six months ended June 30, 2004, compared to $595,000 ($0.05 per share) for the six months ended June 30, 2003. Our revenues and future profitability are substantially dependent on our ability to:

     o    continue the development of products based on our technology;

     o    identify additional clients to purchase our products;

     o    continue to operate successfully;

     o    modify our software applications, over time, to provide enhanced benefits to then-existing users; and

     o    raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL: Since inception, we have primarily funded our operations from private placements of debt and equity. Until such time as we are able to generate adequate revenues from the sale of our software applications, we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our long-term research and development and general and administrative expenses.

     At June 30, 2004, we had negative working capital of $1,632,000, compared to negative working capital of $597,000 at December 31, 2003. This significant decrease in working capital occurred primarily as a result of our borrowing of funds to complete our merger with Formula Footwear, Inc., our former parent company, and fund our operations.

     We had $462,000 of cash and cash equivalents on hand at June 30, 2004, compared to $661,000 at December 31, 2003. We anticipate, based on currently proposed plans and assumptions relating to our operations, that our cash balance will more likely than not be sufficient to satisfy our operations and capital requirements through December 2004. There can be no assurance, however, that such funds will not be expended prior thereto. Until such time as we generate sufficient revenues from the sale of our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms. Our inability to derive sufficient revenues form the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

     USES OF CAPITAL: Since inception we have directed our efforts towards the development and marketing of our software applications. Our objective is to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.

     NET CASH FLOW USED IN OPERATIONS: During the six months ended June 30,
2004, we used $554,000 in operations, compared to $8,000 during the six months ended June 30, 2003. This increase was primarily due to expenses related to our merger with Formula Footwear, Inc., our former parent, combined with an increase in sales and marketing expenses.

     NET CASH USED IN INVESTING ACTIVITIES: During the six months ended June 30,
2004, we used $233,000 in investing activities, compared to $11,000 invested during the six months ended June 30,2003. This increase was primarily due to our merger with Formula Footwear, Inc., our former parent company.

     NET CASH FROM FINANCING ACTIVITIES: During the six months ended June 30,
2004, we raised $588,000 from financing activities, compared to $24,000 during the six months ended June 30, 2003.

This increase was primarily due to our issuance of promissory notes in connection with our merger with Formula Footwear, Inc., our former parent.

OFF-BALANCE SHEET ARRANGEMENTS

     In June 2004, we acquired our former parent, Formula Footwear, Inc. In order to consummate this merger, we borrowed an aggregate of $1,700,000 in loans from several lenders. These lenders have agreed, in principle, to convert the loans into units comprised of shares of Series A Preferred Stock, Class A
Warrants, Class B Warrants and Class C Warrants. The purchase price of each unit will be $5,000, and will consist of: (i) 1 share of Series A Preferred Stock,
(ii) 5,000 Class A Warrants, (iii) 5,000 Class B Warrants, and (iv) 5,000 Class
C Warrants.

     This anticipated conversion of loans to securities will allow us to decrease our current liabilities and thereby increase our working capital.

     The 350 shares of Series A Preferred Stock outstanding after this conversion will be convertible into shares of common stock, at $0.51 per share.
Assuming the conversion of 100% of the shares of Series A Preferred Stock, we will have 3,431,373 additional common shares outstanding.

     Each of the 1,750,000 Class A Warrants will have a term of one year from the effective date of a registration statement to be filed by us to register the shares underlying the shares of preferred stock, Class A Warrants, Class B
Warrants and Class C Warrants, and an exercise price of $0.38. Each of the
1,750,000 Class B Warrants will have a term of three years from the date of issuance, and an exercise price of $0.68. Each of the 1,750,000 Class C Warrants will have a term of five years from the date of issuance, and an exercise price of $0.93. Assuming the exercise of 100% of the Class A Warrants, Class B
Warrants and Class C Warrants, we will have 5,250,000 additional common shares outstanding, and will have raised an additional $3,482,500.

ITEM 3. CONTROLS AND PROCEDURES.

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e)
and 15d-15(e) of the Securities Exchange Act of 1934. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange
Commission. Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

     There were no changes to our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us in any proceeding.

ITEM 2. CHANGES IN SECURITIES.

CHANGES IN SECURITIES

     Effective as of April 15, 2004, we became a wholly-owned subsidiary of
Formula Footwear, Inc., a Utah corporation, when we merged with Formula
Acquisition Corp., Formula Footwear, Inc.'s wholly-owned Delaware subsidiary, which was organized for that purpose. At the time of the merger, (i) each of our
11,836,012 shares of issued and outstanding common stock were converted into and exchanged for an equal number of Formula Footwear, Inc.'s shares of common stock, (ii) each of the then outstanding 5,021,000 options to acquire shares of our common stock were converted into options to purchase an equal number of shares of Formula Footwear, Inc.'s common stock, and (iii) Formula Footwear,
Inc.'s officers and directors resigned and our officers and directors became officers and directors of Formula Footwear, Inc.

     Subsequently, on June 9, 2004, Formula Footwear, Inc., our former parent, changed its state of incorporation from Utah to Delaware. This reincorporation was accomplished its merger with and into us, with our company continuing as the surviving company and successor filer. At the time of the merger, each of
Formula Footwear, Inc.'s 11,893,896 shares of common stock issued and outstanding were exchanged for an equal number of our shares of common stock. In addition, each of the then outstanding 5,141,000 options to acquire shares of
Formula Footwear, Inc.'s common stock were converted into options to purchase an equal number of shares of our common stock. As a result, the rights of the holders of these securities are now governed by Delaware law and our charter documents. The primary difference between Formula Footwear, Inc.'s charter documents and our charter documents, is that, whereas Formula Footwear, Inc.'s authorized capital stock consisted of 50,000,000 shares of common stock and no shares of preferred stock, our authorized capital stock consists of 100,000,000 shares of common stock and 20,000,000 shares of "blank check" preferred stock.

     On July 30, 2004, we filed a Certificate of Designation with the Secretary of State of the State of Delaware, designating a class of 1,000 shares of Series
A Convertible Preferred Stock. In accordance with the Certificate of
Designation, the holders of our Series A Convertible Preferred Stock will have certain preferential liquidation, dividend and redemption rights. In addition, each share of Series A Convertible Preferred Stock will be convertible into such number of shares of our common stock as is determined by dividing $5,000, by
$0.51. As of the date hereof, no shares of our Series A Convertible Preferred
Stock have been issued.

RECENT SALES OF UNREGISTERED SECURITIES

     On June 1, 2004, we issued non-qualified options to purchase 120,000 shares of our common stock to Danny Rothschild, a consultant and director of ours, at an exercise price of $0.51 per share,

pursuant to our 2003 Stock Option Plan. The options will vest as to 10,000 shares at the end of each calendar quarter following the date of grant, and may be exercised on or before the five-year anniversary of the date of grant. We believe that this grant is exempt from the registration requirements of the
Securities Act of 1933, as amended, by reason of Rule 701 promulgated thereunder, because such options were granted pursuant to a written compensatory benefit plan, copies of which were provided to each participant, and the aggregate offering price did not exceed the limit prescribed by Rule 701 in connection with any such grant.

     Except as set forth above, we did not sell any unregistered securities during the second quarter of 2004. In addition, we did not repurchase any of our equity securities during the second quarter of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a special meeting of shareholders, dated June 9, 2004, the shareholders of Formula Footwear, Inc., our former parent, approved its reincorporation from
Utah to Delaware. 8,583,844 votes were cast for, and no votes were cast against, the reincorporation, with fifty votes abstaining. The reincorporation was accomplished by Formula Footwear, Inc.'s merger with and into us, with our company continuing as the surviving corporation and successor filer.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

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

   3.1      Amended and Restated Certificate of Incorporation of VSUS
            Technologies Incorporated(2)

   3.2      Amended Bylaws of VSUS Technologies Incorporated(2)

   4.1      2003 Stock Option Plan of VSUS Technologies Incorporated(2)

   4.2      Certificate of Designation of Series A Convertible Preferred Stock,
            filed as of July 30, 2004(3)

   31.1     Certification of Amiram Ofir pursuant to Section 13a-14(a)(3)

   31.2     Certification of Matis Cohen pursuant to Section 13a-14(a)(3)

   32.1     Certification of Amiram Ofir and Matis Cohen pursuant to
            Section 1350(3)

-------------------
(1)  Incorporated by reference from our Current Report on Form 8-K, dated
     April 15, 2004

(2)  Incorporated by reference from our Current Report on Form 8-K, dated
     June 9, 2004

(3)  Filed herewith

REPORTS ON FORM 8-K

     On April 30, 2004, we filed a Current Report on Form 8-K to report the merger of Formula Acquisition Corp. with and into VSUS Technologies
Incorporated, effective as of April 15, 2004. As a result of the merger, VSUS became a wholly-owned subsidiary of Formula Footwear, Inc.

     On May 27, 2004, we filed a Current Report on Form 8-K to report the termination of HJ & Associates, LLC as our certifying accountant, and appointment of Brightman Almagor & Co., a member firm of Deloitte Touche
Tohmatsu, as our certifying accountant, as of May 20, 2004.

     On June 14, 2004, we filed a Current Report on Form 8-K to announce Formula
Footwear, Inc.'s merger with and into VSUS Technologies Incorporated, as of June
9, 2004. VSUS Technologies Incorporated continued as the surviving company and successor filer.

     On June 17, 2004, we filed a Current Report on Form 8-K to disclose the terms of Formula Footwear, Inc.'s merger with and into VSUS Technologies
Incorporated, as of June 9, 2004.

     On June 29, 2004, we filed an amended Current Report on Form 8-K/A, amending the 8-K we filed on April 30, 2004, to include the consolidated financial statements of VSUS Technologies Incorporated for the fiscal years ended December 31, 2003 and 2002, and pro forma information.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VSUS TECHNOLOGIES INCORPORATED

Date:  August 16, 2004                 By: /s/ Amiram Ofir
      --------------------------           ---------------------------------
                                           Amiram Ofir
                                           Chief Executive Officer

Date:  August 16, 2004                  By: /s/ Matis Cohen
      ---------------------------           --------------------------------
                                            Matis Cohen
                                            President

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

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

   3.1      Amended and Restated Certificate of Incorporation of VSUS
            Technologies Incorporated(2)

   3.2      Amended Bylaws of VSUS Technologies Incorporated(2)

   4.1      2003 Stock Option Plan of VSUS Technologies Incorporated(2)

   4.2      Certificate of Designation of Series A Convertible Preferred Stock,
            filed as of July 30, 2004(3)

   31.1     Certification of Amiram Ofir pursuant to Section 13a-14(a)(3)

   31.2     Certification of Matis Cohen pursuant to Section 13a-14(a)(3)

   32.1     Certification of Amiram Ofir and Matis Cohen pursuant to Section
            1350(3)

-------------------
(1)  Incorporated by reference from our Current Report on Form 8-K, dated
     April 15, 2004

(2)  Incorporated by reference from our Current Report on Form 8-K, dated
     June 9, 2004

(3)  Filed herewith

