Form 10QSB
period 2004-09-30
VSUS TECHNOLOGIES INC
filed 2004-11-15
CIK 772370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the quarterly period ended       September 30, 2004
                                               -------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                                           Commission file number 002-98748-D
                                         ---------------------------------------

                         VSUS TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter

           Delaware                                       43-2033337
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2004, the issuer had 12,392,896 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         VSUS TECHNOLOGIES INCORPORATED

                         QUARTERLY REPORT ON FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX
                                      -----

                                                                                                     PAGE NO.
                                                                                                     --------

PART I.    FINANCIAL INFORMATION

Item.1     Financial Statements......................................................................    3

           Condensed Interim Consolidated Balance Sheet as of September 30, 2004 (unaudited)
              and December 31, 2003 .................................................................    4

           Condensed Interim Consolidated Statement of Operations for the nine months ended
              September 30, 2004 and 2003 (unaudited)  ..............................................    5

           Condensed Interim Consolidated Statement of Cash Flows for the nine months ended

PART II.  OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

               CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                    UNAUDITED

        INDEX TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

Notes to the Condensed Interim Consolidated Financial Statements........................................ 7-9

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
                          (IN THOUSANDS OF U.S DOLLARS)

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                           -------------    ------------
                                                              2004             2003
                                                           -------------    ------------
                                                           (UNAUDITED)
                                                           -------------
ASSETS

CURRENT ASSETS
--------------
   Cash and cash equivalents                                  $   208         $   661
   Restricted cash                                                100            --
   Other current assets                                            73              36
                                                              -------         -------
       Total current assets                                       381             697
                                                              -------         -------

SEVERANCE PAY FUND                                                 30              28
------------------                                            -------         -------

PROPERTY AND EQUIPMENT, NET                                        57              27
---------------------------                                   -------         -------
                                                              $   468         $   752
                                                              =======         =======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
-------------------
   Short term credit                                          $     4         $     -
   Trade accounts payable                                         120             105
   Other payable                                                  145            --
   Deferred revenues                                             --              --
   Related parties                                                179             289
   Convertible loan (Note 6)                                    1,728             900
                                                              -------         -------
       Total current liabilities                                2,176           1,294
                                                              -------         -------

LONG-TERM LIABILITIES
---------------------
   Related party                                                  157             143
   Accrued severance pay                                           31              29
                                                              -------         -------
          Total long-term liabilities                             188             172
                                                              -------         -------

STOCKHOLDERS' DEFICIENCY
------------------------
   Share capital                                                   12              12
   Additional paid-in capital                                   1,436           1,640
   Deferred stock compensation                                    (88)           (303)
   Deficit accumulated during the development stage            (3,256)         (2,063)
                                                              -------         -------
       Total stockholders' deficiency                          (1,896)           (714)
                                                              -------         -------
                                                              $   468         $   752
                                                              =======         =======

See Notes to Consolidated Financial Statements.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF U.S DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                             CUMULATIVE FROM
                                                                                                               SEPTEMBER 21,
                                                                                                                   2000
                                                     THREE MONTHS ENDED              NINE MONTHS ENDED        (INCEPTION) TO
                                                        SEPTEMBER 30,                   SEPTEMBER 30,           SEPTEMBER 30,
                                                ----------------------------    ----------------------------    ------------
                                                    2004            2003           2004            2003             2004
                                                ------------    ------------    ------------    ------------    ------------
                                                                        (UNAUDITED)                             (UNAUDITED)
                                                --------------------------------------------    ------------    ------------

Revenues                                        $        162    $         45    $        265    $        113    $      1,721

Cost of revenues                                          12              14              36              43             203
                                                ------------    ------------    ------------    ------------    ------------

    Gross profit                                         150              31             229              70           1,518

Research and development expenses                         58              38             166             128           1,469

Sales and Marketing                                       85              58             343             135             895

General and administrative expenses (*)                  163             224             526             676           1,789

Merger expenses                                         --              --               219            --               409
                                                ------------    ------------    ------------    ------------    ------------

    Operating loss                                      (156)           (289)         (1,025)           (869)         (3,044)

Financing expenses                                        60               8             168              23             212
                                                ------------    ------------    ------------    ------------    ------------

    Net loss for the period                     $       (216)   $       (297)   $     (1,193)   $       (892)   $     (3,256)
                                                ============    ============    ============    ============    ============

Basic and diluted loss per share                       (0.01)          (0.02)          (0.08)          (0.08)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     15,182,182      11,836,012      14,526,020      11,836,012
                                                ============    ============    ============    ============

(*) Including non-cash compensation of $49, $187, $215 and $559 for the three months ended September 30, 2004 and 2003, and for the nine months ended
September 30, 2004 and 2003, respectively.

See Notes to Consolidated Financial Statements.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS OF U.S DOLLARS)

                                                                                          CUMULATIVE FROM
                                                                                         SEPTEMBER 21, 2000
                                                                   NINE MONTHS ENDED       (INCEPTION) TO
                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                ----------------------     ----------------
                                                                  2004          2003            2004
                                                                --------      --------        --------
                                                                      (UNAUDITED)            (UNAUDITED)
                                                                ----------------------     ----------------

CASH FLOWS - OPERATING ACTIVITIES
---------------------------------

Net loss for the period                                         $(1,193)          (892)       $(3,256)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Items not involving cash flows:
   Depreciation and amortization                                      8              7             21
   Amortization of deferred stock-based
       compensation                                                 215            559          1,239
   Increase in accrued severance pay, net                            22             22             23
   Interest to related party                                         10           --               38
   Accrued interest on convertible loan                             153           --              153

Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable                      (137)           177           (137)
   Decrease (increase) in other current assets                     --                7            (36)
   Increase in trade accounts payable                               134            121            239
                                                                -------        -------        -------
      Net cash provided by (used in) operating activities          (788)             1         (1,716)
                                                                -------        -------        -------

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------

Investment in subsidiary                                           (200)          --             (200)
Purchase of fixed assets                                            (38)           (18)           (78)
                                                                -------        -------        -------
   Net cash used in investing activities                           (238)           (18)          (278)
                                                                -------        -------        -------

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------

Short term bank credit                                                4              4              4
Receipt of convertible loan                                         675           --            1,575
Related parties                                                    (106)          --              298
Issuance of share capital                                          --             --              325
                                                                -------        -------        -------
   Net cash provided by financing activities                        573              4          2,202
                                                                -------        -------        -------

 INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                 (453)           (13)           208
 CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                              661             41           --
                                                                -------        -------        -------
 CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                                $   208        $    28        $   208
                                                                =======        =======        =======

See Notes to Consolidated Financial Statements.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS OF U.S DOLLARS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared by VSUS Technologies Incorporated ("VSUS" or the "Company")
in accordance with accounting principles generally accepted in the United States of America. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the
Company as of September 30, 2004, and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the
Company for the year ended December 31, 2003, appearing in the Company's Form
8-K/A, dated June 29, 2004. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements as of and for the year ended
December 31, 2003, but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements.

NOTE 2 -MERGER TRANSACTION

Effective April 15, 2004, the Company was acquired by Formula Footwear
Incorporated ("Formula") pursuant to an Agreement and Plan of Reorganization
(the "Merger Agreement"), dated February 24, 2004, by and among the Company, a wholly owned subsidiary of Formula ("Merger Sub") and Formula. Pursuant to the
terms of the Merger Agreement, Formula acquired the Company through a merger of the Merger Sub with and into the Company, and the stockholders of the Company received a total of 11,836,012 shares of Formula's common stock. Upon consummation of the Merger the separate corporate existence of the Merger Sub ceased and the Company survived the Merger as a wholly owned subsidiary of
Formula.

The merger between Formula and the Company was accounted for as a reverse merger. As the shareholders of the Company (as a group) received the largest ownership interest in Formula, the Company was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of Formula were replaced with the historical financial statements of the Company.

On June 9, 2004, the stockholders of Formula approved its reincorporation as a
Delaware corporation by means of a merger with and into the Company, at a special meeting held on that date. One share of the Company's common stock was issued for each share of Formula's common stock.

NOTE 3 - GOING CONCERN

As reflected in the accompanying condensed interim consolidated financial statements, the Company's operations for the nine months ended September 30,
2004, resulted in a net loss of $1,193, and the Company's balance sheet reflects a net shareholders' deficit of $3,256. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current and potential stockholders, increased marketing of its solutions, and obtaining loans.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS OF U.S DOLLARS)
                                   (UNAUDITED)

NOTE 4 - STOCK- BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25), and in accordance with FASB Interpretation No. 44.
Pursuant to these accounting pronouncements, the Company records compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the market price of the underlying shares at that date.

Deferred compensation is amortized to compensation expense over the vesting period of the options.

Had compensation cost for the Company's option plans been determined on the basis of the fair value at the grant dates, in accordance with the provisions of
SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as
amended by SFAS No. 148 "Accounting for Stock-Based Compensation" ("SFAS No.
148"), the Company's net loss and basic net loss per share would not have been changed.

For purposes of estimating fair value in accordance with SFAS 123, the Company utilized the Black - Scholes option-pricing model. The following assumptions were utilized in such calculations for the nine months ended September 30, 2004
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

Because the determination of the fair value of options granted in the future might include an expected volatility factor in addition to the factors described in the preceding paragraph, and because additional option grants are expected to be made each year, the above adjustments to SFAS 123 are not representative of the adjustments to SFAS 123 effects of reported net income for future periods.

NOTE 5- TRANSACTION WITH RELATED PARTY

During the second quarter, the Company paid to a related party $150,000 for business development and marketing services in Japan.

NOTE 6- SUBSEQUENT EVENT

On November 3, 2004, certain loans and certain accrued interest (the "Loans") in the aggregate amount of $1.75 million were converted into 350 units of the
Company's securities (the "Units"), at a purchase price of $5,000 per Unit (the
"Original Purchase Price"). Each Unit consisted of: (i) one share of the
Company's Series A Convertible Preferred Stock (the "Preferred Stock"); (ii)
5,000 Class A Warrants; (iii) 5,000 Class B Warrants; and (iii) 5,000 Class C
Warrants (the Class A Warrants, Class B Warrants and Class C Warrants are
hereinafter sometimes referred to collectively as the "Warrants"). Accrued and unpaid interest on the Loans will be paid to the investors in cash, with the exception of interest due to one of the investors, which has been included in the amount of the Loans.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS OF U.S DOLLARS)
                                   (UNAUDITED)

NOTE 6- SUBSEQUENT EVENT (CONTD.)

In accordance with the Certificate of Designation of Series A Convertible
Preferred Stock the Company, filed on July 30, 2004 (the "Certificate of
Designation"), the holders of the Preferred Stock (the "Holders") have certain preferential dividend and liquidation rights. In addition, the Preferred Stock is redeemable: (i) at the election of any Holder after thirteen (13) months following the Closing Date, subject to the Holder's option to have the Company redeem the Preferred Stock from the proceeds of any offering of the Company's securities resulting in gross proceeds of $5 million or more (a "Qualified
Offering"), at a purchase price equal to the Original Purchase Price, plus any accrued and unpaid dividends; or (ii) at the Company's election after sixteen
(16) months following the Closing Date, at a purchase price equal to 130% of the
Original Purchase Price, plus any accrued and unpaid dividends. Also, each of the 350 shares of Preferred Stock outstanding immediately after this transaction is convertible into such number of shares of the Company's common stock as is determined by dividing $5,000, by $0.51. Assuming the conversion of 100% of the shares of Preferred Stock, the Company will have 3,431,373 additional shares of common stock outstanding.

Each of the 1,750,000 Class A Warrants the Company issued in connection with this transaction have a term of one year from the effective date of a registration statement to be filed by the Company to register the shares of common stock underlying the shares of Preferred Stock and the Warrants, and an exercise price of $0.38. Each of the 1,750,000 Class B Warrants the Company
issued in connection with this transaction have a term of three years from the date of issuance, and an exercise price of $0.68. Each of the 1,750,000 Class C
Warrants issued in connection with this transaction have a term of five years from the date of issuance, and an exercise price of $0.93. Assuming the exercise of 100% of the Warrants, the Company will have 5,250,000 additional shares of common stock outstanding.

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

     We are a development stage enterprise. To date we have incurred significant losses from operations and at September 30, 2004, had an accumulated deficit of
$3,256,000. At September 30, 2004, we had $208,000 of cash and cash equivalents.
We believe that based on our current cash position, we have sufficient capital to fund our operations through April 2005. Until such time as we generate sufficient revenues from the sale of our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. However, there is no assurance that we will be able to raise additional capital when necessary.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS
ENDED SEPTEMBER 30, 2003

     REVENUE: Revenue increased $117,000, or 260.0%, to $162,000 in the three month period ended September 30, 2004, as compared to $45,000 in the three month period ended September 30, 2003. This increase was primarily due to the increased sales of our products as a result of an intensified marketing effort.

     RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the three months ended
September 30, 2004, we incurred expenses of $58,000 developing our technology, an increase of $20,000, or 52.6%, over the $38,000 we incurred during the three months ended September 30, 2003. The primary reason for this increase in research and development expenses, was an increase in related personnel costs.

     SALES AND MARKETING EXPENSES: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities. During the three months ended September 30, 2004 we incurred expenses of $85,000 selling and marketing our products, as compared to $58,000 during the three months ended September 30, 2003. This increase of $27,000, or
46.6%, is primarily a result of our increased efforts in the marketing of our products.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the three months ended
September 30, 2004 we incurred $163,000 in general and administrative expenses, as compared to $224,000 during the three months ended September 30, 2003. This decrease of $61,000, or 27.2%, is primarily a result of the decrease in our amortization of stock-based compensation.

     FINANCING EXPENSES: Financing expenses consist primarily of interest and other costs of our financing activities. During the three months ended September
30, 2004, we incurred $60,000 in financing expenses, an increase of $52,000, or
650.0%, over the $8,000 incurred during the three months ended September 30,
2003. This increase occurred primarily as a result of our issuance of promissory notes in connection with our borrowing of funds.

     NET LOSS: We incurred a net loss of $216,000 ($0.01 per share) for the three months ended September 30, 2004, compared to $297,000 ($0.02 per share)
for the three months ended September 30, 2003. Our revenues and future profitability are substantially dependent on our ability to:

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

THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2003

     REVENUE: Revenue increased $152,000, or 134.5%, to $265,000 in the nine month period ended September 30, 2004, as compared to $113,000 in the nine month period ended September 30, 2003. This increase was primarily due to the increased sales of our products due to an intensified marketing effort.

     RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications. During the nine months ended
September 30, 2004, we incurred expenses of $166,000 developing our technology, an increase of $38,000, or 29.7%, over the $128,000 we incurred during the nine months ended September 30, 2003. The primary reason for this increase in research and development expenses, was an increase in related personnel costs.

     SALES AND MARKETING EXPENSES: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities. During the nine months ended September 30, 2004 we incurred expenses of $343,000 selling and marketing our products, as compared to $135,000 during the nine months ended September 30, 2003. This increase of $208,000, or 154.1%, is primarily a result of our increased efforts in the marketing of our products, especially in Japan.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the nine months ended
September 30, 2004 we incurred $526,000 in general and administrative expenses, as compared to $676,000 during the nine months ended September 30, 2003. This decrease of $150,000, or 22.2%, is primarily a result of the decrease in our amortization of stock-based compensation.

     FINANCING EXPENSES: Financing expenses consist primarily of interest and other costs of our financing activities. During the nine months ended September
30, 2004, we incurred $168,000 in financing expenses, an increase of $145,000, or 630.4%, over the $23,000 incurred during the nine months ended September 30,
2003. This increase occurred primarily as a result of our issuance of promissory notes in connection with our borrowing of funds.

     MERGER EXPENSES: Merger expenses consist primarily of legal, accounting and other professional fees we incurred in connection with our merger with Formula
Footwear, Inc., our former parent company. During the nine months ended
September 30, 2004, we incurred expenses of $219,000 in connection with our merger with Formula Footwear, Inc., our former parent. There were no comparable expenses during the nine months ended September 30, 2003.

     NET LOSS: We incurred a net loss of $1,193,000 ($0.08 per share) for the nine months ended September 30, 2004, compared to $892,000 ($0.08 per share) for the nine months ended September 30, 2003. Our revenues and future profitability are substantially dependent on our ability to:

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

     At September 30, 2004, we had negative working capital of $1,795,000, compared to negative working capital of $597,000 at December 31, 2003. This significant decrease in working capital occurred primarily as a result of our borrowing of funds to complete our merger with Formula Footwear, Inc., our former parent company, and to fund our operations.

     We had $208,000 of cash and cash equivalents on hand at September 30, 2004, compared to $661,000 at December 31, 2003. We anticipate, based on currently proposed plans and assumptions relating to our operations, that our cash balance will more likely than not be sufficient to satisfy our operations and capital requirements through April 2005. There can be no assurance, however, that such funds will not be expended prior thereto. Until such time as we generate sufficient revenues from the sale of our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms. Our inability to derive sufficient revenues form the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

     USES OF CAPITAL: Since inception we have directed our efforts towards the development and marketing of our software applications. Our objective is to gain market recognition for our company and

our products, in order to generate future commercial sales of our products in the earliest time-frame possible.

     NET CASH FLOW USED IN OPERATIONS: During the nine months ended September
30, 2004, we used $788,000 in operations, compared to earning $1,000 from operations during the nine months ended September 30, 2003. This increase in cash used in operations was primarily due to expenses related to our merger with
Formula Footwear, Inc., our former parent, combined with an increase in sales and marketing expenses.

     NET CASH USED IN INVESTING ACTIVITIES: During the nine months ended
September 30, 2004, we used $238,000 in investing activities, compared to
$18,000 invested during the nine months ended September 30, 2003. This increase was primarily due to our merger with Formula Footwear, Inc., our former parent company.

     NET CASH FROM FINANCING ACTIVITIES: During the nine months ended September
30, 2004, we raised $573,000 from financing activities, compared to $4,000 during the nine months ended September 30, 2003. This increase was primarily due to our issuance of promissory notes in connection with our merger with Formula
Footwear, Inc., our former parent.

OFF-BALANCE SHEET ARRANGEMENTS

     As of June 9, 2004, we acquired our former parent, Formula Footwear, Inc.
In order to consummate this merger, as well as fund our operations, we borrowed an aggregate of $1,700,000 in loans from several lenders. As of November 3,
2004, we converted these loans, plus $50,000 in interest accrued on one lender's loan, into 350 units of our securities, at a purchase price of $5,000 per unit.
Each of the 350 units consisted of: (i) one share of Series A Preferred Stock,
(ii) 5,000 Class A Warrants, (iii) 5,000 Class B Warrants, and (iv) 5,000 Class
C Warrants.

     This conversion of loans to securities enabled us to decrease our current liabilities, and thereby increase our working capital.

     Each of the 350 shares of Series A Preferred Stock outstanding after this conversion are further convertible into such number of shares of common stock, as is determined by dividing $5,000, by $0.51. Assuming the conversion of 100%
of the shares of Series A Preferred Stock, we will have 3,431,373 additional common shares outstanding.

     Each of the 1,750,000 Class A Warrants have a term of one year from the effective date of a registration statement to be filed by us to register the shares underlying the shares of Series A Preferred Stock, Class A Warrants,
Class B Warrants and Class C Warrants, and an exercise price of $0.38. Each of the 1,750,000 Class B Warrants have a term of three years from the date of issuance, and an exercise price of $0.68. Each of the 1,750,000 Class C Warrants have a term of five years from the date of issuance, and an exercise price of
$0.93. Assuming the exercise of 100% of the Class A Warrants, Class B Warrants and Class C Warrants, we will have 5,250,000 additional common shares outstanding, and will have raised an additional $3,482,500.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

     On October 25, 2004, we filed a Certificate of Designation of Series B
Participating Preferred Stock with the Secretary of State of the State of
Delaware, designating a class of 1,000 shares of Series B Participating
Preferred Stock, and on November 8, 2004, we filed an Amended Certificate of
Designation of Series B Participating Preferred Stock. In accordance with the
Amended Certificate of Designation of Series B Participating Preferred Stock,
the holders of our Series B Participating Preferred Stock will have certain preferential dividend and liquidation rights. In addition, each share of Series
B Participating Preferred Stock will be convertible into shares of our common stock under certain circumstances. As of the date hereof, no shares of our
Series B Participating Preferred Stock have been issued.

     On October 25, 2004, we filed a Certificate of Designation of Series C
Convertible Preferred Stock with the Secretary of State of the State of
Delaware, designating a class of 1,150 shares of Series C Convertible Preferred
Stock. In accordance with the Certificate of Designation of Series C Convertible
Preferred Stock, the holders of our Series C Convertible Preferred Stock will have certain preferential voting rights. In addition, each share of Series C
Convertible Preferred Stock will be convertible into shares of our common stock under certain circumstances. As of the date hereof, no shares of our Series C
Convertible Preferred Stock have been issued.

RECENT SALES OF UNREGISTERED SECURITIES

     As of November 3, 2004, we converted an aggregate of $1,750,000 in loans, and certain accrued interest, into 350 units of our securities, at a purchase price of $5,000 per unit. Each of the 350 units consisted of: (i) one share of our Series A Preferred Stock, (ii) 5,000 Class A Warrants, (iii) 5,000 Class B
Warrants, and (iv) 5,000 Class C Warrants.

     Each of the 350 shares of Series A Preferred Stock outstanding after this conversion are further convertible into such number of shares of common stock, as is determined by dividing $5,000, by $0.51. Assuming the conversion of 100%
of the shares of Series A Preferred Stock, we will have 3,431,373 additional common shares outstanding.

     Each of the 1,750,000 Class A Warrants have a term of one year from the effective date of a registration statement to be filed by us to register the shares underlying the shares of Series A Preferred Stock, Class A Warrants,
Class B Warrants and Class C Warrants, and an exercise price of $0.38. Each of the 1,750,000 Class B Warrants have a term of three years from the date of issuance, and an exercise price of $0.68. Each of the 1,750,000 Class C Warrants have a term of five years from the date of

issuance, and an exercise price of $0.93. Assuming the exercise of 100% of the
Class A Warrants, Class B Warrants and Class C Warrants, we will have 5,250,000 additional common shares outstanding.

     We believe that this transaction is exempt from registration under the
Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

     Except as set forth above, we did not sell any unregistered securities during the third quarter of 2004. In addition, we did not repurchase any of our equity securities during the third quarter of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     On August 31, 2004, we organized First Info Network, Inc. and VSUS Secured
Services, Inc., as wholly-owned subsidiaries of ours. These subsidiaries were formed in contemplation of certain business transactions, including potential acquisitions of existing businesses or assets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

     2.1  Agreement and Plan of Merger, by and between Formula Footwear, Inc.
          and VSUS Technologies Incorporated, dated April 20, 2004(1)

     2.2  Certificate of Merger of Formula Footwear, Inc. with and into VSUS
          Technologies Incorporated, filed as of June 9, 2004(1)

     4.1  Certificate of Designation of Series A Convertible Preferred Stock,
          filed as of July 30, 2004(2)

     4.2  Amended Certificate of Designation of Series B Participating Preferred
          Stock, filed as of November 8, 2004(4)

     4.3  Certificate of Designation of Series C Convertible Preferred Stock,
          filed as of October 25, 2004(4)

     4.4  Form of Class A Warrant(3)

     4.5  Form of Class B Warrant(3)

     4.6  Form of Class C Warrant(3)

     10.1 Series A Unit Purchase Agreement(3)

     10.2 Registration Rights Agreement(3)

     10.3 Security Agreement(3)

     10.4 Cash Collateral Escrow Agreement(3)

     10.5 Lock-Up Agreement(3)

     31.1 Certification of Amiram Ofir pursuant to Section 13a-14(a)(4)

     31.2 Certification of Matis Cohen pursuant to Section 13a-14(a)(4)

     32.1 Certification of Amiram Ofir and Matis Cohen pursuant to
          Section 1350(4)

-------------------
(1)  Incorporated by reference from our Current Report on Form 8-K, dated
     June 9, 2004

(2)  Incorporated by reference from our Quarterly Report on Form 10-QSB, filed
     August 16, 2004 (3) Incorporated by reference from our Current Report on
     Form 8-K, dated November 3, 2004 (4) Filed herewith

REPORTS ON FORM 8-K

     On November 8, 2004, we filed a Current Report on Form 8-K, to report our conversion of $1,750,000 in loans, and certain accrued interest, into 350 units of our securities, each consisting of: (i) one share of Series A Preferred
Stock, (ii) 5,000 Class A Warrants, (iii) 5,000 Class B Warrants, and (iv) 5,000
Class C Warrants.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VSUS TECHNOLOGIES INCORPORATED

Date:  November 15, 2004               By:  /s/ Amiram Ofir
     ----------------------                ------------------------------------
                                                Amiram Ofir
                                                Chief Executive Officer

Date:  November 15, 2004               By:  /s/ Matis Cohen
     ----------------------                -------------------------------------
                                                Matis Cohen
                                                President

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

     2.1  Agreement and Plan of Merger, by and between Formula Footwear, Inc.
          and VSUS Technologies Incorporated, dated April 20, 2004(1)

     2.2  Certificate of Merger of Formula Footwear, Inc. with and into VSUS
          Technologies Incorporated, filed as of June 9, 2004(1)

     4.1  Certificate of Designation of Series A Convertible Preferred Stock,
          filed as of July 30, 2004(2)

     4.2  Amended Certificate of Designation of Series B Participating Preferred
          Stock, filed as of November 8, 2004(4)

     4.3  Certificate of Designation of Series C Convertible Preferred Stock,
          filed as of October 25, 2004(4)

     4.4  Form of Class A Warrant(3)

     4.5  Form of Class B Warrant(3)

     4.6  Form of Class C Warrant(3)

     10.1 Series A Unit Purchase Agreement(3)

     10.2 Registration Rights Agreement(3)

     10.3 Security Agreement(3)

     10.4 Cash Collateral Escrow Agreement(3)

     10.5 Lock-Up Agreement(3)

     31.1 Certification of Amiram Ofir pursuant to Section 13a-14(a)(4)

     31.2 Certification of Matis Cohen pursuant to Section 13a-14(a)(4)

     32.1 Certification of Amiram Ofir and Matis Cohen pursuant to
          Section 1350(4)

-------------------
(1)  Incorporated by reference from our Current Report on Form 8-K, dated
     June 9, 2004

(2)  Incorporated by reference from our Quarterly Report on Form 10-QSB, filed
     August 16, 2004

(3)  Incorporated by reference from our Current Report on Form 8-K, dated
     November 3, 2004

(4)  Filed herewith

