Form 10KSB
period 2005-03-31
VSUS TECHNOLOGIES INC
filed 2005-04-15
CIK 772370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934.

                  For the fiscal year ended December 31, 2004

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 333-51274

                         VSUS TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                        Delaware                               43-2033337
            ---------------------------------              ------------------
              (State or other jurisdiction                  (I.R.S. Employer
            of incorporation or organization)              Identification No.)

  444 Madison Avenue, 24th Floor, New York, New York             10022
  --------------------------------------------------           ----------
       (Address of principal executive offices)                (Zip Code)

                                 (212) 972-1400
                            -------------------------
                            Issuer's telephone number

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

[X] Yes   [_] No

          Check if disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The issuer's revenues for its most recent fiscal year were approximately $272,000.

          As of April 14, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity on the OTC Bulletin Board, was approximately $24,609,226. There are approximately 6,835,896 shares of Common
Stock of the issuer not held by affiliates.

          As of April 14, 2005, the number of shares of the issuer's Common
Stock outstanding was 26,836,659.

                       DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in
Item 13 of this Report.

          Transitional Small Business Issuer Format (check one):

[_] Yes   [X] No

                          ANNUAL REPORT ON FORM 10-KSB
                        OF VSUS TECHNOLOGIES INCORPORATED

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                       ----

   Item 7. Financial Statements..........................................           F-1 - F-16
      Contents...........................................................              F-1
      Independent Auditors' Report of Brightman Almagor & Co., a member

      Notes to the Consolidated Financial Statements.....................           F-7 - F-16
   Item 8. Changes in and Disagreements With Accountants on Accounting

   Item 9. Directors, Executive Officers, Promoters and Control persons,
      Compliance Section 16(a) of Exchange Act........................                  43
   Item 10. Executive Compensation.......................................               47
   Item 11. Security Ownership of Certain Beneficial Owners and

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

               o    our failure to integrate certain acquired businesses with
                    our business;

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OUR CORPORATE HISTORY

          We were incorporated in Delaware as Safe Mail Limited, on September
20, 2000. On May 15, 2001, we changed our name to VSUS Technologies
Incorporated. Since inception, we have been a developer and marketer of highly secure communication systems for use over the Internet.

          Effective as of April 15, 2004, we became a wholly-owned subsidiary of
Formula Footwear, Inc., a Utah corporation, when we merged with Formula
Acquisition Corp., its wholly-owned Delaware subsidiary. At the time of this merger, each of our then issued and outstanding securities were converted into and exchanged for an equal number of securities of Formula Footwear, Inc. In addition, effective upon consummation of the merger, Formula Footwear, Inc.'s officers and directors resigned, and were replaced by our officers and directors. Also, commencing on the date of the merger, our business became the primary business of Formula Footwear, Inc., which had no substantial business operations prior to acquiring our company.

          Subsequently, effective as of June 9, 2004, Formula Footwear, Inc., merged with and into our company. At the effective time of this merger, all issued and outstanding securities of Formula Footwear, Inc. were exchanged for an equal number of our securities. After the merger, we continued as the surviving company and successor filer.

RECENT DEVELOPMENTS

          Effective as of April 13, 2005, we reorganized our business by transferring substantially all of our assets to VSUS Secured Services, Inc., a
Delaware corporation, and wholly-owned subsidiary of ours. Consequently, our two subsidiaries, Safe Mail Development Ltd., a company organized under the laws of
Israel, and Safe Mail International Ltd., a company organized under the laws of the British Virgin Islands, became subsidiaries of VSUS Secured Service, Inc.
We are obligated to change the names of Safe Mail Development Ltd. and Safe
Mail International Ltd. pursuant to a settlement agreement we entered into with a former officer and director of ours.

          Effective as of April 14, 2005, we acquired 1stAlerts, Inc., a company that enables the provision of up-to-the-minute information over a secure, private intranet, through a combination of push and pull technologies, when it merged with and into our wholly-owned Delaware subsidiary, First Info Network,
Inc. At the time of this merger, among other things, we exchanged an aggregate of 13,000,000 shares of our Common Stock, and 200 shares of our Series B
Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, Inc., and the officers and directors of 1stAlerts,
Inc. became officers and directors of ours.

          As a result of these recent developments, we are now operating as a holding company, providing information technology products and services through our two wholly-owned subsidiaries, VSUS Secured Services, Inc. and First Info
Network, Inc.

VSUS SECURED SERVICES, INC.

          OVERVIEW

          Effective upon the transfer of assets described elsewhere in this report, VSUS Secured Services, Inc. ("VSUS Secured") is a developer and marketer of highly secure communication systems for use over the

Internet. These communication systems integrate e-mail, instant messaging, electronic publishing, data storage, mass distribution and collaboration tools, with automated virus protection and "spam" filtering. Security for these systems is provided by VSUS Secured's proprietary technology, which is based on encryption and decryption procedures.

          VSUS Secured's targeted customers include banks, financial services and healthcare companies, government entities, and any other businesses that need to communicate in privacy, and in a secure environment. Its secure platform can be housed at the client's location, or on any of the company's servers, which are located in strategic locations throughout the world.

          VSUS Secured's flagship product is "Safe-mail," a highly secure communication system, which allows users to exchange, collaborate on, and store confidential information over the Internet, in complete privacy. The Safe-mail system utilizes public-key infrastructure (PKI) enabled digital certificates, and includes, among other things, full function, end-to-end email, folder management tools for archiving and storing data, and a secure environment for collaborative document development. In the near future, VSUS Secured plans to release a customizable version of this product, which will allow users to develop personalized versions of this technology, utilizing some or all of its functionality.

          The company also offers free limited service and features on its secure Website, located at www.safe-mail.net.

          Effective as of January 28, 2005, we entered into a settlement agreement with a former officer and director of ours, pursuant to which we are obligated to change the name of our product, Safe-mail, and our Web address,
www.safe-mail.net.

          INDUSTRY BACKGROUND

          Emerging computer and communications technologies have radically altered the ways in which people communicate and exchange information. However, along with the speed, efficiency, and cost-saving benefits of the digital revolution, came new challenges to the security and privacy of communications and information traversing the global communications infrastructure.

          In response to these challenges, the security mechanisms of traditional paper-based communications media are being replaced by cryptographic security techniques. Through the use of cryptography, communication and information stored and transmitted by computers can be protected against interception to a very high degree.

          Until recently, there was little non-governmental demand for encryption capabilities. Modern encryption technology was traditionally deployed most widely to protect the confidentiality of military and diplomatic communications. However, with the advent of the computer revolution and recent innovations in the science of encryption, a new market for cryptographic products has developed.

          Electronic communications are now widely used in the commercial and civilian sectors and have become an integral component of the global economy.
Computers store and exchange an ever-increasing amount of highly personal information, including medical and financial data. In this electronic environment, the need for privacy-enhancing technologies is apparent.
Communications applications, such as electronic mail, require secure means of encryption and authentication.

          VSUS Secured addresses these needs by developing highly secure communication systems, which allow users to exchange, collaborate on, and store confidential information over the Internet, in complete privacy.

          TECHNOLOGY

          Encryption, or information scrambling technology, is an important security tool. Properly applied, it can provide a secure communication channel even when the underlying system and network infrastructure is not secure. This is particularly important when data passes through shared systems or network segments where multiple people may have access to the information.

          Encryption is a procedure that involves a mathematical transformation of information into "cipher text." The computational process uses a "key" to compute or convert plain text into cipher text with numbers or strings of characters. The resulting encrypted text is decipherable only by the holder of the corresponding key. This deciphering process is called decryption.

          Two different cryptographic methods are being applied to computer security problems. They are private-key and public-key encryption.

               o    In private-key encryption, the sender and receiver of
                    information share a key that is used for both encryption and decryption.

               o    In public-key encryption, two different mathematically
                    related keys (a key pair) are used to encrypt and decrypt
                    data. Information encrypted with one key may only be
                    decrypted by using the other half of the key pair.

          One of the most common uses of public-key technology is to provide a secure communication channel between computer programs, although private-key techniques can be used for this, too. A prime example of public-key technology is the SSL protocol, often used to protect information sent between Web browsers and Web servers. Public-key cryptology also provides the foundation for secure
e-mail.

          Certificates are essential ingredients in a public-key infrastructure.
A certificate is a special kind of digital document that establishes a connection between an individual or entity and its public key. It does this by being digitally "signed" by a trusted third party. Secure messaging is the principal driver for using personal certificates.

          In the development of its products, VSUS Secured has used industry standard formats and protocols that form the infrastructure to the Internet.
What makes VSUS Secured's products unique are the ways in which they implement these standards into a comprehensive set of tools for secure, non-complex highly mobile communication. Users simply need an Internet browser program to access its servers. There are no downloads, cookies or installations required. Security is achieved through the use of automated key pair management and a combination of asymmetric and symmetric key encryption mechanisms.

          PRODUCTS AND SERVICES

          VSUS Secured's flagship product is "Safe-mail," a highly secure communication system, which allows companies to exchange, collaborate on, and store confidential information over the Internet, in complete privacy. Safe-mail integrates email, instant messaging, electronic distribution, data storage and collaboration tools into one feature-rich set of resources, so that businesses and individuals can communicate with each other in privacy and with confidence.

          Safe-mail is marketed to:

               o    Individuals, at VSUS Secured's secure Website,
                    www.safemail.net, on either a free or pay basis; and

               o    Businesses, which want their own e-mail domain created under their own domain name, with multiple email addresses hosted on one of VSUS Secured's secure servers.

          Safe-mail continues to develop and adapt to the evolving needs of businesses and consumers. The system was upgraded several times in 2004, with new versions created to strengthen underlining performance and to incorporate new functions, such as distribution of electronic documents, secure instant messaging, message monitoring and stronger "Spam" and virus protection tools. In addition, businesses now have a choice as to whether they have their domains hosted onshore, or at offshore jurisdictions. VSUS Secured's secure servers are located in the USA, Israel, Japan and on the Isle of Man.

          Safe-mail can be customized to meet the individual needs of businesses. Particular system functions can be selected for inclusion for a particular domain, while other functions are excluded. Also, the home pages and login pages of domains can be customized with content provided by the client.

          VSUS Secured's public Website is accessible to any individual or business, where they may open a personalized email account. This system provides all the functions and features of the Safe-mail system, although in a reduced form for some items. Individuals can open a 3-megabyte account for free and then upgrade their mailboxes to larger megabyte capacities for an annual fee. This
Website presents a shop window for the Safe-mail system, where people can test the functionality for free or little cost before making a larger purchase of the service.

          Effective as of January 28, 2005, we entered into a settlement agreement with a former officer and director of ours, pursuant to which we are obligated to change the name of our product, Safe-mail, and our Web address,
www.safe-mail.net.

          TARGET MARKETS

          VSUS Secured's targeted customers include banks, financial services and healthcare companies, government entities, and any other businesses that need to communicate in privacy, and in a secure environment. Additionally, VSUS
Secured targets companies and organizations that need to distribute electronic mail in bulk either securely or non-securely.

          Its products have been sold and utilized in the following geographic areas:

               o    Through resellers based in Japan, UK, and Brazil;

               o    By individuals using the www.safe-mail.net Website, spread throughout more than 120 countries, (with the most customers in the United States);

               o    By businesses, based in the United States, Canada,
                    Australia, South East Asia and Europe, for which VSUS
                    Secured hosts email domains.

          Effective as of January 28, 2005, we entered into a settlement agreement with a former officer and director of ours, pursuant to which we are obligated to change the name of our product, Safe-mail, and our Web address,
www.safe-mail.net.

          SALES AND MARKETING STRATEGY

          VSUS Secured's products have been sold through the following methods:

               o    Direct sales;

               o    Sales through resellers promoting the Safe-mail brand; and

               o    Virally through the secure www.safemail.net Website.

          VSUS Secured supplies its products as hosted services from its network of servers located around the globe. Service fees are paid annually and include setup, maintenance, upgrades and disaster backup from a remote site.

          VSUS Secured's products are constantly evolving both in terms of quality and functionality. One specific brand does not at once replace another.
It is the company's goal to keep its customers by continually improving their products in line with technological innovation and competitive pressures.

          The company's future plans include an increase in the number of resellers and an expansion in its geographic reach. For more information, please see "Management's Discussion and Analysis or Plan of Operation--Liquidity and
Capital Resources.

          Effective as of January 28, 2005, we entered into a settlement agreement with a former officer and director of ours, pursuant to which we are obligated to change the name of our product, Safe-mail, and our Web address,
www.safe-mail.net.

          COMPETITION

          Generally speaking, any company offering an e-mail product is a potential competitor to VSUS Secured, making for a crowded market, which includes AOL, Microsoft, Yahoo, Hushmail, Tumbleweed and Ziplip. VSUS Secured's
products compete primarily with the products described below:

          Virtual Private Networks (VPN)

          VPN is a technology that ensures a secure communication link between two devices linked to the Internet or any communication network. This type of network security ensures that between those two hardware devices, the data cannot be intercepted and tampered with. The main supplier of VPN is Check Point
Software Technologies Ltd., but a number of suppliers are also offering competing products.

          Public Key Infrastructure (PKI)

          PKI is a sophisticated method of authenticating communicating parties by providing each party with a set of two uniquely linked keys, one private key that is kept by the party and one public key that is published for every one to see. When communicating, messages are encrypted with the private key of the sender and decrypted by the receiver using the public key of the sender. Since both keys are mathematically linked, the receiver is assured that the message is coming from that sender and nobody else. Main suppliers of PKI include Entrust,
Baltimore Technology and Verisign.

          Secure Socket Layer (SSL)

          SSL is a browser level protection offered by companies such as
Netscape and Microsoft, and incorporated in most browsers. SSL establishes a secure connection from a server to a browser requesting access to an application on this server. SSL is a standard widely used across a large number of platforms and systems.

          GOVERNMENT REGULATION

          The United States government continues to lead efforts for encryption controls around the world, particularly in response to the terrorist acts of
September 11, 2001. The U.S. government has exerted economic and diplomatic pressure on other countries in an attempt to force them into adopting restrictive

policies. Export controls remain the most powerful obstacle to the development and free flow of encryption. If VSUS Secured does not obtain required approvals, it may not be able to sell some of its products in international markets, which could materially adversely affect our results of operations. For more information please see "Risk Factors-We face restrictions on the exportation of our encryption technology, which could limit our ability to market our products outside of the United States."

          Other than as described above, VSUS Secured is not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce.

          INTELLECTUAL PROPERTY PROTECTION

          We rely on common law and statutory protection of trade secrets, in addition to confidentiality agreements. In addition, we believe, but we cannot assure, that our technology and its implementation may be patentable.

          As of the date hereof, three patents have been applied for, covering:

               o    Our private and secure e-mail system;

               o    Our method for performing an operation on data shared on a publicly accessible data server on behalf of a registered
                    user; and

               o    Our method for allowing a sender to send an encrypted
                    message to a recipient from any data terminal.

          We cannot assure that we will be able to obtain or to maintain the foregoing intellectual property protection. We also cannot assure that our technology does not infringe upon the intellectual property rights of others. In the event that we are unable to obtain the foregoing protection or our technology infringes intellectual property rights of others, our business and results of operations could be materially and adversely affected. For more information please see "Risk Factors--We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs."

          EMPLOYEES

          As of the date hereof, VSUS Secured has one full-time employee, who is also its sole executive officer and director. In addition, it regularly engages technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

FIRST INFO NETWORK, INC.

          OVERVIEW

          Following its merger with 1stAlerts, Inc., described elsewhere in this report, First Info Network, Inc. ("First Info") is a next generation Intranet system. Its state of the art communication platform enhances traditional e-mail, document storage and instant messaging applications by delivering them via a secure network to end users either at their desktops, to their fax machines, or on the road, to their mobile phone or other wireless device by Short Message
Service (SMS) or Multimedia Messaging Service (MMS). First Info integrates unparalleled information technologies to provide its users with real-time alerts on weather and stocks, as well as breaking news from the world's leading news services.

          In addition, First Info provides a platform for companies to share documents, presentations, press releases, and critical information with their clients, employees and shareholders, in a completely secure environment. This allows vital information to be disseminated to the people who need it most, in a private and efficient manner.

          First Info's proprietary system also provides a means for advertisers to reach their coveted demographics. This occurs by insertion of banner, and other advertisements, in the information distributed through First Info's combination of "push" and "pull" technologies. In a win-win situation, users get useful and relevant information and advertisers deliver their message to their target audience.

          Configuring a personal computer (PC), or other device, to receive information via First Info's system is relatively easy, requiring a user to simply download and install First Info's proprietary software from its Website.
Then, the information just shows up.

          Through the various packages it offers, utilizing its proprietary technology, First Info enables end users to securely receive and send desired information, companies to communicate efficiently within their virtual communities, and advertisers to effectively target potential customers.

          INDUSTRY BACKGROUND

          The Internet has vastly improved the quality of our lives by placing an unlimited amount of information, literally, at our fingertips. However, most people now find that they spend more time searching for information on the Web than actually using it. Ordinary search engines regularly return an excessive number of hits per query, which makes the search for relevant information about as easy as finding a needle in a haystack.

          At the same time, publicly-traded corporations, advertisers, and other entities that desperately need to reach individuals within defined communities, find it virtually impossible to cut through the glut of unnecessary data, and outmaneuver other message-bearers competing for their attention.

          But an emerging set of technologies collectively referred to as "push"
technology can help, at both ends, by delivering desired information directly to a willing recipient's desktop, fax machine or wireless device. This evolving distribution technology is substantially changing the way in which users interact with information.

          Recognizing the necessity for a system to effectively get useful and relevant information from anxious providers, to willing receivers, First Info developed its proprietary network.

          TECHNOLOGY

          Push technology, or Webcasting technology as it is also known, automates the search and retrieval function. Akin to television and radio broadcasting, push delivery lets users passively receive broadcast information, rather than actively search the Web or intranet sources for information. Based on user defined criteria, a push application will automatically search a database for specific information and deliver it when and where the user directs.

          Webcasting generally comes in two forms. The most rudimentary push applications include e-mail, listservs, and direct delivery services offered by large database news vendors. The more sophisticated push applications, used increasingly at the institutional level or within the corporate enterprise environment, enable end-users to create relational profiles and receive relevant information from multiple sources.

          For retrieving information from the Internet, push technology scans several basic "channels," or content providers, which can include industry information, news, stock quotes, sports and weather as sources for its customized desktop bulletins.

          Push technology can also streamline the delivery of targeted information to a variety of users from a private intranet. An intranet is a network within an organization, or other defined community, that uses Internet technologies to enable users to find, use and share documents and Web pages.
Intranets use traditional Internet protocols, TCP/IP and HTTP, to transfer data.
They usually reside behind firewalls, for security, and are not limited by physical location. They consist of interlinked networks using tunneling and a main gateway.

          Intranets also link users to the outside Internet, and with proper security in place, may use public networks to transfer data. In the case of a corporate intranet, for example, employees, stockholders, customers, or other desired recipients, can receive up-to-the-minute company news and information directly on their screens. This is a low-cost, highly effective alternative to the loud speaker, voice mail, paper, or other traditional information delivery processes.

          However, push technology does not stop at the desktop. Instead, it combines attributes of network and broadcast allowing users to receive information via pagers, cellular telephones and other wireless devices. Push distribution technology keeps information on target and users on top of information.

          First Info has combined the cross-platform Web browser with delivered content and applications to create the next-generation user interface. Its technology allows secure communication with the Internet through a series of redundant super-computers. Information can be exchanged in real time, anywhere, to any user on virtually any device.

          PRODUCTS AND SERVICES

          First Info offers several packages to its customers: Basic, Premium,
Publicly Traded Companies (PTCs), Business Partners (B2B) and Advertising.

          Basic Package

          First Info's Basic Package, offered free of charge, can be downloaded from its secure Website, at www.1stAlerts.com.

          After downloading the First Alerts proprietary software, customers can utilize First Info's user interface as a Web browser, and have access to all of the following services, among others:

               o    Web-based e-mail;

               o    Weather updates;

               o    Delayed stock quotes;

               o    Real time news updates, from over 11,000 news sources;

               o    Voice Over Internet Protocol capabilities (VOIP);

               o    Streaming video;

               o    SMS and E-mail Alerts; and

               o    Press release alerts.

          All of this information is secure and encrypted. First Info derives its revenue from advertisers, whose messages are imbedded in the distributed information.

          Premium Package

          The Premium Package offers all of the benefits of the Basic Package, plus:

               o    Fifteen days news storage;

               o    Online date storage;

               o    Encrypted Safe-mail (POP/IMAP/Web mail);

               o    Real time stock quotes;

               o    Real time stock alerts; and

               o    Real time news updates from additional sources, including
                    Bloomberg and Dow Jones.

          The Premium Package upgrade is offered to end users at a low monthly fee. Also, as with the Basic Package, First Info receives its revenue from advertisers, whose advertisements are imbedded in the distributed information.

          Publicly Traded Companies (PTC's)

          In the Publicly Traded Companies Package, First Info partners with the client company to develop a corporate intranet, so that employees, stockholders, customers, or other desired recipients, can receive up-to-the-minute company news and information directly on their PC screens, or other devices. In addition, end users can utilize First Info's user interface as a Web browser, and have access to all of the services available in the Basic Package.

          Companies utilizing this package pay a licensing fee for the First
Info software, for a minimum of one year, plus a monthly maintenance fee. First
Info also receives revenue from advertisers, whose advertisements are imbedded in the distributed information.

          Business Partners Package (B2B)

          In the Business Partners Package, First Info works with an entity to re-brand our technology on their behalf. Such customers can then sublicense such technology to end users, who receive all of the benefits described above. In this instance, First Info receives its revenue through advertising and revenue sharing.

          Advertising Package

          As mentioned above, First Info's proprietary system provides a means for advertisers to reach their coveted demographics. This occurs by insertion of banner, and other advertisements, in the information distributed through First
Info's combination of "push" and "pull" technologies.

          First Info's system includes a complete set of user information tools that allow for a comprehensive analysis of minute-by-minute user desktop activity. This empirical data allows accurate reporting of information which then enables advertisers to better target potential customers. It also provides actual proof that an advertiser's message is reaching those targets.

          TARGET MARKETS

          Our targeted customers include individuals, corporations, advertisers, and all other entities looking to receive or distribute information in a secure environment. Through the various packages it offers, utilizing its proprietary technology, First Info enables end users to securely send and receive desired information, companies to communicate efficiently within their virtual communities, and advertisers to effectively target potential customers.

          SALES AND MARKETING STRATEGY

          Currently, First Info's products are being sold through the following methods:

               o    Direct sales;

               o    Sales through resellers promoting the First Info brand; and

               o    Virally through its secure Website.

          In the future, First Info plans to increase its direct marketing and sales efforts and enter into key relationships with sub-licensees, to continue to expand our reach.

          COMPETITION

          Generally speaking, any company offering a Web browser, or utilizing push technology to disseminate information, is a potential competitor to First
Info. First Info's products and services compete primarily with the following:

          Web Browsers

          A browser is a graphical interface that enables users to access, view and navigate the Web. Many of the biggest names in the technology industry provide Web browsers to Internet users, including Microsoft, Yahoo, AOL, Google and Netscape.

          Push Technology

          As described above, push technology is the model of Web delivery in which a server sends a user information without receiving a specific request for
it. This information meets certain parameters previously designated by the user.
Other companies which utilize push technology include Marimba, BackWeb,
Microsoft, Netscape and inCommon.

          GOVERNMENT REGULATION

          On December 16, 2003, President Bush signed into law the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM
Act), which establishes a framework of administrative, civil, and criminal tools to help America's consumers, businesses, and families combat unsolicited commercial e-mail, known as "spam." The new law is a pro-consumer measure that allows consumers to choose to stop further unsolicited spam from a sender. If
First Info were deemed to be distributing "spam," we would have to curtail our operations accordingly, which could materially adversely affect our results of operations. For more information please see "Risk Factors- Additional
Governmental Regulation and Legal Uncertainties."

          Other than as set forth above, First Info is not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. As a result, permits or licenses may be required from federal, state or local governmental authorities to operate or to sell certain products on the Internet.
No assurances can be given that such permits or licenses will be obtainable. In addition, First Info may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. The application of any of these laws or regulations to First Info's business may have a material adverse effect on its business, financial condition and results of operations (See "Risk Factors - Additional Governmental Regulation and Legal
Uncertainties."

          INTELLECTUAL PROPERTY PROTECTION

          First Info relies on common law and statutory protection of trade secrets, in addition to confidentiality agreements to protect its intellectual property. In addition, First Info believes, but cannot assure, that its technology and its implementation may be patentable.

          First Info cannot assure that it will be able to obtain or to maintain the foregoing intellectual property protection. It also cannot assure that its technology does not infringe upon the intellectual property rights of others. In the event that First Info is unable to obtain the foregoing protection or its technology infringes intellectual property rights of others, its business and results of operations could be materially and adversely affected. For more information please see "Risk Factors--We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs."

          EMPLOYEES

          As of the date hereof, First Info has seven full-time personnel, including One executive officer, four software architects, engineers and programmers, and 2 in administration. In addition, we regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

RESEARCH AND DEVELOPMENT

          We spent approximately the following amounts during the periods mentioned on research and development activities:

YEAR ENDED DECEMBER 31,
-----------------------
    2004       2003
  --------   --------
  $117,000   $165,000

          For more information, see: "Management's Discussion and Analysis or
Plan of Operation--Results of Operations."

RISK FACTORS

          There are many risks that may affect our company or the value of our
Common Stock, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our securities could be materially adversely affected and you may lose all or part of your investment.

          RISKS RELATING TO OUR BUSINESS

          WE ARE A DEVELOPMENT STAGE COMPANY, AND OUR LIMITED OPERATING HISTORY
MAKES EVALUATING OUR BUSINESS AND PROSPECTS DIFFICULT.

          We are a development stage company, and our limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our revenue and income potential are unproven, and our business plan is constantly evolving. The
Internet is constantly changing and software technology is constantly improving.
Therefore, we may need to continue to modify our business plan to adapt to these changes. As a result of our being in the early stages of development, particularly in the emerging technology industry, we are more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.
If we cannot successfully address the risks associated with early stage development companies in emerging technologies, we may never achieve profitability and we may not be able to continue operations.

          WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE LOSSES AND
NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE. UNLESS WE ARE ABLE TO GENERATE
PROFITS AND POSITIVE CASH FLOW WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

          We incurred an operating loss of $1,511,000 and negative cash flow from operations of $980,000 during the year ended December 31, 2004, and an operating loss of $1,369,000 and negative cash flow from operations of $258,000 during the year ended December 31, 2003. We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to increase significantly from current levels as we increase expenditures for:

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

          WE MAY REQUIRE ADDITIONAL CAPITAL TO PROCEED WITH OUR LONG-TERM
BUSINESS PLAN. IF WE ARE UNABLE TO OBTAIN SUCH CAPITAL IN FUTURE YEARS, WE MAY
BE UNABLE TO PROCEED WITH OUR LONG-TERM BUSINESS PLAN AND WE MAY BE FORCED TO
LIMIT OR CURTAIL OUR FUTURE OPERATIONS.

          In 2003 and 2004, we raised $1,750,000 in financing to fund our operations. Recently, we raised an additional $215,000 to fund our operations.
We may require additional working capital to proceed with our long-term business plan. For a discussion of our capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and
Capital Resources." If we are unable to raise additional financing should it become necessary to do so, we may be unable to grow or to implement our long-term business plan and, in fact, we may be forced to limit or curtail our future operations.

          OUR AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING
CONCERN

          In conjunction with their 2004 year-end audit, our independent accountants have issued an audit opinion with respect to our 2004 consolidated financial statements, which includes an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot be certain that our business plans will be successful or which actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

          THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE
EFFECT ON OUR BUSINESS.

          Our future success depends, to a significant extent, on the continued
services of our key personnel. Our loss of any of these key personnel most likely would have an adverse effect on our business. At present, we have no contractual agreements with any of these personnel. In addition, we do not have key man life insurance on any of these key personnel.

          Competition for personnel throughout our industry is intense and we may be unable to retain our current personnel, or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current personnel, or in attracting and motivating new personnel, our business could be materially adversely affected.

          THE ABSENCE OF THE TYPES OF FINANCIAL CONTROLS AND PROCEDURES REQUIRED
OF PUBLIC COMPANIES LEAVE INVESTORS IN OUR COMPANY WITHOUT THESE PROTECTIONS
UNTIL THEIR ABSENCE IS REMEDIED.

          The Sarbanes-Oxley Act requires public companies to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed with the Securities and Exchange
Commission is recorded, processed, summarized and reported within the time required. This includes controls and procedures to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, so as to allow timely decisions regarding required disclosure of such information. The Sarbanes-Oxley Act also requires documentation of internal control procedures, remediation as needed, and periodic testing of these controls. We are in the process of reviewing our internal controls with a view toward documenting the required controls and procedures, remediating existing deficiencies and adopting a testing plan. This process is in the initial stages. Because these controls are all designed to protect the interests of investors in our securities, without these elements, purchasers of our Common Stock in this offering would lack this protection until their absence is remedied.

          OUR ACQUISITION OF 1STALERTS, INC. AND POTENTIAL ADDITIONAL FUTURE
ACQUISITIONS COULD BE DIFFICULT TO INTEGRATE AND COULD ADVERSELY AFFECT OUR
OPERATING RESULTS.

          As of April 14, 2005, we acquired 1stAlerts, Inc., when it merged with and into First Info Network, Inc., our wholly-owned subsidiary. One of our strategies for growth is the acquisition of businesses which are synergistic with our current operations. We may not be able to find and consummate acquisitions on terms and conditions acceptable to us. The acquisition of
1stAlerts, as well as other acquisitions we undertake, may involve a number of special risks, including:

               o    Diversion of management's attention, which may make it
                    difficult to complete existing projects;

               o    Potential failure to retain key acquired personnel, who may be difficult to replace, which could make it difficult to
                    respond to our clients' needs;

               o    Assumptions of unanticipated contractual liabilities and
                    potential lawsuits, which could result in significant legal costs and distractions to our management;

               o    Difficulties integrating systems, operations and cultures, which may lead to significant unexpected expenditures; and

               o    Amortization of acquired intangible assets, which may
                    adversely affect our earnings per share, and consequently, the market price of our Common Stock.

          Any of these factors may have a material adverse affect on our business and operations.

          OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE, AND MAY FLUCTUATE
SIGNIFICANTLY.

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
OUTSIDE OF THE UNITED STATES. IF APPLICABLE CURRENCY EXCHANGE RATES FLUCTUATE,
OUR REVENUES AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

          We expect that some portion of our revenues will be based on sales provided outside of the United States. In addition, we expect that some of our operating expenses will be incurred outside of the United States. As a result, our financial performance will be affected by fluctuations in the value of the
U.S. dollar to foreign currency. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

          WE FACE RESTRICTIONS ON THE EXPORTATION OF OUR ENCRYPTION TECHNOLOGY,
WHICH COULD LIMIT OUR ABILITY TO MARKET OUR PRODUCTS OUTSIDE OF THE UNITED
STATES.

          Some of our Internet security products utilize and incorporate encryption technology. Exports of software products utilizing encryption technology are generally restricted by the United States and various non-United
States governments, particularly in response to the terrorist acts of September
11, 2001. If we do not obtain the required approvals, we may not be able to sell some of our products in international markets, which could materially adversely affect our results of operations.

          OTHER RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD ADVERSELY
AFFECT OUR BUSINESS OPERATIONS AND OUR RESULTS OF OPERATIONS.

          There are certain risks inherent in doing business on an international level, such as:

               o    unexpected changes in regulatory requirements and export and import restrictions;

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

               o    software piracy; and

               o    seasonal reductions in business activity during the summer months in Europe and elsewhere; and potentially adverse tax consequences.

          Any of these factors could adversely impact the success of our international operations. One or more of such factors may impair our future international operations and our overall financial condition and business prospects.

          WE FACE OTHER GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES WITH
RESPECT TO OUR BUSINESS.

          We are not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce (except as otherwise set forth in this report). However, due to the increasing popularity and use of the Internet and online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics

and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services, and increase its cost of doing business, or otherwise have a material adverse effect on its business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations of jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, financial condition and results of operations.

          Permits or licenses may be required from federal, state or local governmental authorities to operate or to sell certain products on the Internet.
No assurances can be given that such permits or licenses will be obtainable. We may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. No assurance can be made that First Info will be able to comply with such legislation or statutes.

          RISKS RELATING TO OUR PRODUCTS AND SERVICES

          THE BUSINESS ENVIRONMENT IS HIGHLY COMPETITIVE AND, IF WE DO NOT
COMPETE EFFECTIVELY, WE MAY EXPERIENCE MATERIAL ADVERSE EFFECTS ON OUR
OPERATIONS.

          The market for Internet security products and services, and other information technology products and services, is intensely competitive and has historically been characterized by low financial entry barriers. Therefore, we expect competition to increase in the future. We compete with large and small companies that provide products and services that are similar to some aspects of our products and services. Our competitors may develop new technologies in the future that are perceived as being more secure, effective or cost efficient than the technology underlying our products and services.

          Some of our competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we will. We believe that there may be increasing consolidation in the Internet software services industry and that this consolidation may materially adversely affect our competitive position. In addition, our competitors may have established or may establish financial or strategic relationships among themselves, or with existing or potential customers, resellers or other third parties, and rapidly acquire significant market share. If we cannot compete effectively, we may experience future price reductions, reduced gross margins and loss of market share, any of which will materially adversely affect our business, operating results and financial condition.

          IF WE ARE UNABLE TO DEVELOP BRAND RECOGNITION, WE MAY BE UNABLE TO
GENERATE SIGNIFICANT REVENUES AND OUR RESULTS OF OPERATIONS MAY BE MATERIALLY
ADVERSELY AFFECTED.

          To attract customers we may have to develop a brand identity and increase public awareness of our technology and products. To increase brand awareness, we expect to significantly increase our expenditures for advertising and other marketing initiatives. However, these activities may not result in significant revenue and, even if they do, any revenue may not offset the expenses incurred in building brand recognition. Moreover, despite these efforts, we may not be able to increase public awareness of our brands, which would have a material adverse effect on our results of operations.

          IF WE ARE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE AND IMPROVE
OUR PRODUCTS AND SERVICES, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

          The Internet software services industry is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology. As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable. In particular, the market for Internet and intranet applications is relatively new and is rapidly evolving. Our future operating results will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our end-users and that keep pace with technological developments, new competitive product offerings and emerging industry standards. If we do not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our operating results may be materially diminished.

          WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY
RIGHTS, WHICH COULD RESULT IN THE LOSS OF OUR RIGHTS, LOSS OF BUSINESS OR
INCREASED COSTS.

          Our success depends to a significant degree upon the protection of our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it. Although we have taken steps to protect certain of our proprietary technology, including through the filing of patent applications, such steps may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

          CLAIMS BY THIRD PARTIES THAT WE INFRINGE UPON THEIR PROPRIETARY
TECHNOLOGY COULD HURT OUR FINANCIAL CONDITION.

          If we discover that any of our products, or the technology we license from third parties, violates third party proprietary rights, we may not be able to reengineer our product or obtain a license on commercially reasonable terms to continue offering such products without substantial reengineering. In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed.
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

          WE DO NOT HAVE AN ADEQUATE HISTORY WITH OUR LICENSE MODEL TO PREDICT
THE RATE OF CUSTOMER LICENSE RENEWALS AND THE IMPACT THESE RENEWALS WILL HAVE ON
OUR REVENUE OR OPERATING RESULTS.

          Many of our customers have been granted license to use our products and services. In most cases, our customers have no obligation to renew their licenses for our products and services after the expiration of an initial license period. In addition, our customers may renew for a lower priced edition of our service or fewer users, as the case may be. We have limited historical data with respect to rates of customer license renewals, so we cannot accurately predict customer renewal rates. Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their dissatisfaction with our service and their inability to continue their operations and spending levels. If our customers do not renew their licenses for our service, our revenue may decline and our business will suffer.

          WE RELY ON THIRD-PARTY SOFTWARE AND CONTENT AS A COMPONENT OF OUR
PRODUCTS AND SERVICES.

          We integrate third-party software and content as a component of our software. There are inherent limitations in the use and capabilities of much of the technology that we license from third parties. As a result, we face a number of challenges in integrating these elements into our products and services. We would be seriously harmed if the providers from whom we license software and content ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. In addition, the third-party software and content may not continue to be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain or obtain this software, could result in delays or reductions. Furthermore, we might be forced to limit the features available in our current or future product offerings.
Either alternative could seriously harm our business and operating results.

          WE HAVE ENTERED INTO A RESTRICTIVE LICENSING AND DEVELOPMENT
ARRANGEMENT WITH A FORMER OFFICER AND DIRECTOR OF OURS.

          As of January 28, 2005, we entered into a settlement agreement with a former officer and director of ours, pursuant to which we granted him a worldwide, perpetual license, including the right to sublicense, to use certain software of ours internally in the operations of ViVaVu, Inc., a new company he organized, and incorporate our software in larger programs and systems, which he may commercially market, license and sell copies of. Notwithstanding the foregoing, he has agreed not to compete with us in certain business opportunities we intend to pursue.

          In addition, our former officer and director agreed that ViVaVu will provide us with certain customer service and support, development services, which may include, among other things, software design, programming, maintenance and training and certain hosting services. As a result of his provision of these services to us, we are dependent on our relationship with him. This relationship may prove to be

unsuccessful. Any disruption of our relationship with this former officer and director could seriously harm our business and operating results.

          RISKS RELATING TO OUR COMMON STOCK AND OTHER SECURITIES

          OUR COMMON STOCK PRICE MAY BE VOLATILE.

          The market prices of securities of Internet and technology companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies.
Factors that may contribute to the volatility of the trading price of our Common
Stock include, without limitation:

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

          THERE IS A LIMITED MARKET FOR OUR COMMON STOCK. IF A SUBSTANTIAL AND
SUSTAINED MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, OUR STOCKHOLDERS'
ABILITY TO SELL THEIR SHARES MAY BE MATERIALLY AND ADVERSELY AFFECTED.

          Our Common Stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol "VSUS." Many institutional and other investors refuse to invest in stocks that are traded at levels below the
Nasdaq Small Cap Market, which could make our efforts to raise capital more difficult. In addition, the firms that make a market for our Common Stock could discontinue that role. OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

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

          OUR CURRENT EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS OWN A
SIGNIFICANT PERCENTAGE OF OUR VOTING STOCK. AS A RESULT, THEY EXERCISE
SIGNIFICANT CONTROL OVER OUR BUSINESS AFFAIRS AND POLICY.

As of the date hereof, our current executive officers, directors and holders of
5% or more of our outstanding Common Stock together beneficially owned approximately 71.3% of our outstanding Common Stock, assuming they exercised all of the currently vested stock options and warrants held by them. These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

          SHARES ISSUABLE UPON THE EXERCISE OF STOCK OPTIONS, WARRANTS AND
SHARES OF CONVERTIBLE PREFERRED STOCK COULD DILUTE STOCK HOLDINGS AND ADVERSELY
AFFECT OUR STOCK PRICE.

          As of the date hereof, options to acquire 7,420,383 shares of Common
Stock have been issued to certain employees and other persons, pursuant to our
2003 Stock Option Plan, 7,161,500 of which are currently exercisable. In addition, we have granted 1,183,750 non-plan options to a former officer and director of ours, all of which are currently vested. These options are exercisable at various prices, most of which are at or below the market price of our stock. If exercised, these options will cause immediate and possibly substantial dilution to our stockholders. As of the date hereof, our existing stock option plan has 7,579,617 shares remaining for issuance. Future options issued under the plan may have further dilutive effects.

          In addition, we recently: (i) converted certain loans made to us into units consisting of shares of preferred stock and warrants, (ii) issued debentures, convertible into shares of our Common Stock, and warrants, in connection with a financing we completed, and (iii) assumed additional warrants in connection with an acquisition we made. These securities are convertible or exercisable at various prices, some of which may be at or below the market price of our stock. Any such conversion or exercise would have a dilutive effect on stockholders. Issuance of shares pursuant to the conversion of shares of our preferred stock and convertible debentures, or the exercise of warrants, could lead to subsequent sales of the shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

          A LARGE NUMBER OF SHARES WILL BE ELIGIBLE FOR FUTURE SALE AND MAY
DEPRESS OUR STOCK PRICE.

          As of the date hereof, we had outstanding 26,836,659 shares of Common
Stock of which 19,147,750 shares are "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of 1,332,013 shares of our issued and outstanding Common Stock. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of our Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital through the sale of our equity securities.

          WE HAVE A SIGNIFICANT AMOUNT OF AUTHORIZED BUT UNISSUED PREFERRED
STOCK, WHICH MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

          Our board of directors has the authority, without further action by the stockholders, to issue 20,000,000 shares of preferred stock on such terms and with such rights, preferences and designations as it may determine, in its sole discretion. Such terms may include restricting dividends on our Common
Stock, dilution of the voting power of our Common Stock, or impairing the liquidation rights of the holders of our Common Stock. The board has already authorized classes of Series A Convertible Preferred Stock, Series B
Participating Preferred Stock and Series C Convertible Preferred Stock. Issuance
of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control.

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

               o    whose prices are not quoted on the Nasdaq automated
                    quotation system ; or

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

          OUR RESTATED CERTIFICATE OF INCORPORATION, AND DELAWARE LAW, CONTAIN
PROVISIONS THAT COULD DISCOURAGE AN ACQUISITION OR CHANGE OF CONTROL OF OUR
COMPANY.

          Our restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. Provisions of our certificate of incorporation, such as the provision allowing our board of directors to issue preferred stock with rights more favorable than our Common
Stock, could make it more difficult for a third party to acquire control of us, even if that change of control might benefit our stockholders. In addition, certain "anti-takeover" provisions in Delaware law may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON BUSINESS

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

SARBANES-OXLEY ACT

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

ITEM 2. DESCRIPTION OF PROPERTY.

          We occupy approximately 2,557 square feet of office space at The
Hebrew University of Jerusalem, Givat-Ram Campus, in Jerusalem, Israel, for
$3,500 per month (including VAT), under a lease which expires on August 31,
2009.

          Our United States offices are located at 444 Madison Avenue, 24th
Floor, New York, New York 10022, and are currently provided to us at no cost.

          As of April 14, 2005, we acquired 1stAlerts, Inc., when it merged with and into our wholly-owned subsidiary, First Info Network, Inc., a Delaware corporation. Upon the consummation of this merger, First Info Network, Inc.
assumed 1stAlerts, Inc.'s lease for approximately 4,896 square feet of office space located at 902 Clint Moore Road, Boca Raton, Florida 33487, for
approximaately $5,508 per annum, which expires on August 31, 2006.

          We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

          We are not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. In addition, no director, executive officer or affiliate of ours, or owner of record of more than 5% of our Common
Stock is a party adverse to us, or has a material interest adverse to us in any proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

MATTERS VOTED ON DURING THE FOURTH QUARTER OF THE FISCAL YEAR ENDED DECEMBER 31,
2004

          During the three-month period ended December 31, 2004, no matters were submitted to a vote of our stockholders, whether through the solicitation of proxies or otherwise. Subsequent to such time, security holders of ours voted on the following matters:

REMOVAL AND SUBSEQUENT REINSTATEMENT OF MATIS COHEN AS A DIRECTOR OF OURS

          Effective as of January 6, 2005, following a vote of our common stockholders at a special meeting, Mr. Matis Cohen was removed from our board of directors, and, subsequently, as an officer of ours. Mr. Cohen did not hold any positions on any committee of the board of directors at the time of his removal.

          Simultaneously with our acquisition of 1stAlerts, Inc., effective as of April 14, 2005, as described elsewhere in this report, Mr. Cohen was reappointed to our board of directors.

MATTERS RECENTLY APPROVED BY THE HOLDERS OF SHARES OF OUR SERIES A PREFERRED
STOCK

          Effective as of November 3, 2004 (the "Closing Date"), we converted an aggregate of $1,750,000 in loans (the "Loans"), and certain accrued interest, payable to certain lenders of ours (each, a "Series A Holder," and collectively, the "Series A Holders"), into a total of: (i) 350 shares of Series A Convertible
Preferred Stock (the "Series A Preferred Stock"), (ii) 1,750,000 Class A
Warrants (the "Class A Warrants"), (iii) 1,750,000 Class B Warrants (the "Class
B Warrants"), and (iv) 1,750,000 Class C Warrants (the "Class C Warrants"),
pursuant to the terms and conditions of a Series A Unit Purchase Agreement, and other related documents (collectively the "Series A Transaction Documents").

          Pursuant to the Series A Transaction Documents, among other things:
(i) each share of Series A Preferred Stock was convertible into such number of shares of our Common Stock as is determined by dividing $5,000, by $0.51; (ii)
each of the Class A Warrants had a term of one (1) year from the effective date of a registration statement we are obligated to file (the "Registration
Statement") to register the shares of Common Stock underlying the shares of
Series A Preferred Stock, Class A warrants, Class B Warrants and Class C
Warrants (collectively, the "Underlying Shares"), and an exercise price of
$0.38; (iii) each of the Class B Warrants had a term of three (3) years from the date of issuance, and an exercise price of $0.68; (iv) each of the Class C
Warrants had a term of five (5) years from the date of issuance, and an exercise price of $0.93; (v) we agreed to file the Registration Statement no later than
45 days after the Closing Date (the "Required Filing Date"); and (vi) the
written consent of the holders of 70% of the shares of Series A Preferred Stock must be obtained for any amendment, waiver or modification of the terms thereof.

          For various reasons, we were not able to satisfy our requirement to file the Registration Statement on or prior to the Required Filing Date.

          In addition, at the time we converted the Loans into shares of Series
A Preferred Stock, Class A Warrants, Class B Warrants and Class C Warrants, we
planned to pay accrued and unpaid interest of $177,066 (the "Interest") to the
Series A Holders in cash. However, subsequently, we found that making such payments would have a material adverse effect on our operations.

          As of April 14, 2005, our officers received the vote of holders of in excess of 70% of shares of our Series A Preferred Stock, to:

               o    Merge 1stAlerts, Inc., a Delaware corporation, with and into
                    First Info Network, Inc., a wholly-owned subsidiary of ours
                    (the "1stAlerts Merger"), and take certain required actions in connection with the 1stAlerts Merger;

               o    Contemporaneously with the 1stAlerts Merger, make the
                    following adjustments to the Series A Preferred Stock, Class
                    A Warrants, Class B Warrants and Class C Warrants, in full and complete settlement of any claims the Series A Holders may have had against us in connection with our failure to
                    file the Registration Statement on or before the Required
                    Filing Date:

                         (i) The conversion price of the Series A Preferred
                         Stock was reduced, so that each share of Series A
                         Preferred Stock is now convertible into such number of
                         shares of our Common Stock as is determined by dividing
                         $5,000, by $0.25;

                         (ii) The exercise price of the Class A Warrants was
                         reduced to $0.19 per share, and the term was extended
                         to two (2) years from the effective date of the
                         Registration Statement;

                         (iii) The exercise price of the Class B Warrants was
                         reduced to $0.34 per share, and the term was extended
                         to five (5) years from the effective date of the
                         Registration Statement; and

                         (iv) The exercise price of the Class C Warrants was
                         reduced to $0.47 per share; and

               o    Contemporaneously with the 1stAlerts Merger, convert the
                    Interest into 708,263 shares of our Common Stock, as full
                    and complete payment thereof.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

          Our Common Stock is quoted on the OTC Bulletin Board of the National
Association of Securities Dealers ("NASD"). Our trading symbol is "VSUS."

          There has been a limited "public market" for shares of our Common
Stock. No assurance can be given that any market for our Common Stock will develop further or be maintained.

HOLDERS

          As of the date hereof, the aggregate number of shares of our Common
Stock outstanding is 26,836,659, held of record by approximately 230 holders.

DIVIDENDS

          We have not declared any cash dividends with respect to our Common
Stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty.

          Under our restated certificate of incorporation, our board of directors, without further action by our stockholders, is authorized to issue up to 20,000,000 shares of preferred stock, in one or more series. The board of directors may designate the preferred shares as to series, preferences, limitations and other provisions as the board of directors may designate from time to time. Of our 20,000,000 authorized shares of preferred stock, (i) 1,000 shares have been designated as Series A Convertible Preferred Stock, of which
350 are currently issued and outstanding, (ii) 1,000 have been designated as
Series B Participating Preferred Stock, of which 200 are currently issued and outstanding, and (iii) 1,150 have been designated as Series C Convertible
Preferred Stock, none of which are currently issued and outstanding.

          The holders of our Series A Convertible Preferred Stock are entitled to receive, when and as declared, dividends at the per share rate of 12% per annum of the original issue price of $5,000 per share, before any dividends are payable to holders of our Common Stock. The holders of our Series B
Participating Preferred Stock are entitled to participate, on an "as if converted" basis, in any and all dividends paid with respect to our Common
Stock. The holders of shares of our Series C Convertible Preferred Stock shall not be entitled to receive dividends if and when declared by us.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         As of the date hereof, we have issued the following stock options pursuant to compensatory plans, including individual compensation arrangements:

                                                                               Number of
                                                                               securities
                                                                               remaining
                                                                             available for
                                                                                 future
                                                                               issuances
                                                 Number of                    under equity
                                               securities to    Weighted-     compensation
                                                 be issued       average         plans
                                                    upon         exercise      (excluding
                                                exercise of      price of      securities
                                                outstanding    outstanding    reflected in
                                                  options        options      column (a))
                                                    (a)            (b)            (c)
------------------------------------------------------------------------------------------

Equity compensation plans approved by
   securityholders..........................    7,420,383         $0.001       7,579,617
Equity compensation plans not approved by
   securityholders..........................    1,183,750(1)      $ 0.01               0
Total.......................................    8,604,133         $0.001       7,579,617
------------------------------------------------------------------------------------------

----------
(1)  In connection with a settlement agreement we entered into with a former officer and director of ours, we issued non-plan options to purchase an aggregate of 1,183,750 shares of our Common Stock.

          Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management or key employees.

RECENT SALES OF UNREGISTERED SECURITIES

          In the three-month period ended December 31, 2004, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

          CONVERSION OF LOANS INTO SHARES OF PREFERRED STOCK AND WARRANTS

          As of November 10, 2003, we borrowed an aggregate of $1,750,000 from certain lenders (the "Loans"). As of November 3, 2004, the Loans were converted into units comprised of an aggregate of: (i) 350 shares of our Series A
Convertible Preferred Stock (the "Series A Preferred Stock"), (ii) 1,750,000
Class A Warrants (the "Class A Warrants"), (iii) 1,750,000 Class B Warrants (the
"Class B Warrants"), and (iv) 1,750,000 Class C Warrants (the "Class C
Warrants"). The purchase price of each unit was $5,000.

          As a result of certain adjustments we made to these securities, as of
April 14, 2005:

               o    Each share of Series A Preferred Stock outstanding after the conversion of the Loans is convertible into such number of shares of our Common Stock as is determined by dividing
                    $5,000, by $0.25;

               o    Each Class A Warrant issued in connection with the
                    conversion of the Loans has a term of two (2) years from the effective date of a registration statement we're obligated to file (the "Registration Statement") to register the
                    shares of our Common Stock underlying the shares of Series A
                    Preferred Stock, Class A Warrants, Class B Warrants and
                    Class C Warrants (the "Underlying Shares"), and an exercise price of $0.19;

               o    Each Class B Warrant issued in connection with the
                    conversion of the Loans has a term of five (5) years from
                    the effective date of the Registration Statement, and an
                    exercise price of $0.34; and

               o    Each Class C Warrant issued in connection with the
                    conversion of the Loans has a term of five (5) years from
                    the date of issuance, and an exercise price of $0.47.

          We have granted the holders of our Series A Preferred Stock, Class A
Warrants, Class B Warrants and Class C Warrants mandatory registration rights with regard to the Underlying Shares.

          We believe that this transaction is exempt from registration under the
Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

          SECURITIES ISSUED IN SETTLEMENT WITH OUR FORMER OFFICER AND DIRECTOR

          In connection with Amiram Ofir's services as our Chief Executive
Officer, and as a director of ours, and as an officer and director of certain of our subsidiaries, pursuant to our 2003 Stock Option Plan: (i) on January 1,
2003, we granted Mr. Ofir non-qualified options to purchase 1,750,000 shares of our Common Stock, at an exercise price of $0.01 per share, which had an expiration date of December 31, 2007 (the "2003 Ofir Options"); and (b) on
February 1, 2004, we granted Mr. Ofir additional non-qualified options to purchase 90,000 shares of our Common Stock, at an exercise price of $0.001 per share, which were immediately exercisable, and had an expiration date of January
31, 2009 (the "2004 Ofir Options").

          As of January 28, 2005, pursuant to a Settlement Agreement we entered into with Mr. Ofir (the "Settlement Agreement"), among other things, all of the
2003 Ofir Options and 2004 Ofir Options were terminated, and were replaced with:
(i) non-plan, non-qualified options to purchase 1,093,750 shares of our Common
Stock, at an exercise price of $0.01 per share, which expire on December 31,
2007 (which amount is identical to the amount of 2003 Ofir Options that had vested as of that date); and (ii) non-plan, non-qualified options to purchase
90,000 shares of our Common Stock, at an exercise price of $0.001 per share, which expire on January 31, 2009 (collectively, the "New Options"). All of the
New Options vested immediately upon their grant.

          We have agreed that any registration statement we file to register the shares of Common Stock underlying our outstanding shares of Series A Convertible
Preferred Stock shall also include the shares of our Common Stock underlying the
New Options. In addition, Mr. Ofir has agreed to subject the shares underlying the New Options to any lockup agreement that the holders of our Series A
Convertible Preferred Stock agree to subject their shares of our Common Stock underlying such securities.

          We believe that this transaction is exempt from registration under the
Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

          SECURITIES ISSUED UPON OUR ACQUISITION OF 1STALERTS, INC.

          As of April 14, 2005, we acquired 1stAlerts, Inc., a Delaware corporation, when it merged with and into our wholly-owned Delaware subsidiary,
First Info Network, Inc. (the "1stAlerts Merger"), pursuant to an Agreement and Plan of Merger we entered into with these parties. At the time of the 1stAlerts Merger, among other things, we exchanged: (i) 13,000,000 shares of our Common Stock, and 200 shares of our Series B Participating Preferred
Stock, for all of the issued and outstanding shares of capital stock of
1stAlerts, Inc., and (ii) warrants to purchase 1,697,367 shares of 1stAlerts'
Common Stock, for an equal number of our Class A Warrants.

          As set forth in the Certificate of Designation of Series B
Participating Preferred Stock we filed, the holders of our Series B
Participating Preferred Stock: (i) are entitled to participate, on an "as if converted" basis, in any and all dividends paid with respect to our Common
Stock, (ii) have a liquidation preference, which provides that, upon certain
"liquidity events," they will be paid out of our assets prior to the holders of our Common Stock, in parity with the holders of our other series of preferred stock, and (iii) have no voting rights.

          Shares of our Series B Participating Preferred Stock will be automatically converted into shares of our Common Stock upon the occurrence of:
(i) the liquidation, dissolution, or winding up of our company, (ii) the consolidation, merger or reorganization of our company, which results in a change of control, or (iii) the sale of all or substantially all of our assets, or our issued and outstanding shares of Common Stock. In such event, our outstanding shares of Series B Participating Preferred Stock will be converted into shares of our Common Stock, so that after such issuance, the holders of shares of our Series B Participating Preferred Stock will hold, in the aggregate, a number of shares of our Common Stock equal to the percentage of the total "Fair Market Value" of our company represented by the "Fair Market Value"
of First Info Network, Inc., our wholly-owned subsidiary, determined by a mutually agreed upon independent appraiser. In addition, any time on or after the third anniversary of the effective date of the 1stAlerts Merger, any holder of shares of our series B participating preferred stock may convert such shares into the number of shares of our Common Stock as is determined by the following formula:

                x = y((A/B) x (C/D))

          A =   Number of shares of Series B Participating Preferred Stock owned by the holder.
          B =   Total number of issued and outstanding shares of Series B
                Participating Preferred Stock.
          C =   Fair Market Value of First Info Network, Inc. on the conversion date.
          D =   Fair Market Value of our company on the conversion date.
          y =   Total number of shares of our Common Stock issued and
                outstanding on the conversion date.
          x =   Number of shares of our Common Stock into which the holder of shares of Series B Participating Preferred Stock is entitled to convert.

          Each of the 1,697,367 Class A Warrants we issued in connection with the 1stAlerts Merger have a term of a term of two (2) years from the effective date of a registration statement we're obligated to file to register the shares of our Common Stock underlying these warrants, and an exercise price of $0.19.

          The pre-merger stockholders of 1stAlerts have been granted the option to purchase up to 95% of the shares of First Info Network, Inc. from us under certain circumstances, pursuant to a Call Option Agreement we entered into with them.

          We believe that this transaction is exempt from registration under the
Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

          CONVERSION OF INTEREST INTO SHARES OF COMMON STOCK

          As stated above, effective as of November 3, 2004, we converted an aggregate of $1,750,000 in Loans, and certain accrued interest, payable to certain lenders of ours (each, a "Series A Holder," and

collectively, the "Series A Holders"), into a total of: (i) 350 shares of Series
A Convertible Preferred Stock, (ii) 1,750,000 Class A Warrants, (iii) 1,750,000
Class B Warrants, and (iv) 1,750,000 Class C Warrants.

          At the time the Loans were converted into units of our securities, we planned to pay accrued and unpaid interest of $177,066 (the "Interest") to the
Series A Holders in cash. However, subsequently, we found that making such payments would have a material adverse effect on our operations.

          Therefore, contemporaneously with the merger of 1stAlerts, Inc., a
Delaware corporation, with and into First Info Network, Inc., a wholly-owned subsidiary of ours, we converted the Interest into 708,263 shares of our Common
Stock, as full and complete payment thereof.

          We have given the Series A Holders mandatory registration rights with regard to these shares of our Common Stock.

          We believe that this transaction is exempt from registration under the
Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

          ISSUANCES OF STOCK OPTIONS TO MATIS COHEN

          Matis Cohen served as our President, and as a director and consultant of ours, since January 1, 2003. In consideration for such services, pursuant to our 2003 Stock Option Plan: (i) as of January 1, 2003, we granted Mr. Cohen stock options to purchase 910,000 shares of our Common Stock, at an exercise price of $0.01 per share (the "2003 Cohen Options"); and (ii) as of February 1,
2004, we granted Mr. Cohen stock options to purchase 42,000 shares of our Common
Stock, at an exercise price of $0.001 per share (the "2004 Cohen Options").

          Effective as of January 6, 2005, Mr. Cohen was removed from our board of directors, and, subsequently, as an officer of ours. As a result of such removal, 341,250 of the 2003 Cohen Options, which had not already vested, automatically expired on the date thereof.

          As of March 6, 2005, Mr. Cohen's 568,750 remaining 2003 Cohen Options
(as well as 1,584,000 options held by another optionholder) were repriced to
$0.001, to give effect to a stock split we completed in January 2004. As of
March 21, 2005, Mr. Cohen exercised his 568,750 2003 Cohen Options, and his
42,000 2004 Cohen Options.

          Simultaneously with our acquisition of 1stAlerts, Inc., as of April
14, 2005, as described elsewhere in this report, Mr. Cohen was reinstated as a director of ours, and was appointed as a director of our wholly-owned subsidiary, VSUS Secured Services, Inc. In connection with his reinstatement, we reissued his 341,250 stock options, which had automatically expired at the time of his removal. The stock options: (i) are exercisable at a price of $0.001 per share, (ii) vested 50% on the date of Mr. Cohen's reinstatement, and (iii) will vest with respect to the remaining 50% on June 30, 2005.

          In addition, simultaneously with our acquisition of 1stAlerts, Inc., we entered into a Consulting Agreement with Mr. Cohen, pursuant to which he shall serve as a consultant in connection with our operations, and the operations of VSUS Secured Services, Inc., our wholly-owned subsidiary, in
Israel. In consideration for his services as a consultant, we issued Mr. Cohen options to purchase 1,000,000 shares of our Common Stock, at an exercise price of $0.001 per share. The options vested 100% on the date of grant.

          We believe that the 2003 Stock Option Plan grants described in this section are exempt from the registration requirements of the Securities Act of
1933, as amended, by reason of Rule 701 promulgated thereunder, because such options were granted pursuant to a written compensatory benefit plan, copies of which were provided to each participant, and the aggregate offering price did not exceed the limit prescribed by Rule 701 in connection with any such grant.

          ADDITIONAL ISSUANCES OF STOCK OPTIONS PURSUANT TO OUR 2003 STOCK
OPTION PLAN

          In addition to the stock options we granted to Mr. Cohen, described above, during the fourth quarter of 2004, and subsequent period, we issued the following options to purchase shares of our Common Stock, pursuant to our 2003
Stock Option Plan:

               o    As of March 14, 2005, we issued options to purchase 8,258
                    shares of our Common Stock, at an exercise price of $1.70
                    per share, to a service provider of ours. These options will vest 100% on July 14, 2005;

               o    As of March 18, 2005 we issued options to purchase 80,000
                    shares of our Common Stock, at an exercise price of $0.01
                    per share, to a service provider of ours. These options will vest 50% on September 18, 2005, and 50% on January 31, 2006;
                    and

               o    Contemporaneously with our acquisition of 1stAlerts, Inc., as of April 14, 2005, we issued options to purchase an
                    aggregate of 4,000,000 shares of our Common Stock, at an
                    exercise price of $0.001 per share, to certain service
                    providers of ours. These options vested 100% upon their
                    grant.

          All of the options listed above have a term of five (5) years from their date of grant.

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

          SALE OF 12% CONVERTIBLE DEBENTURES AND WARRANTS

          As of April 14, 2005, contemporaneously with our acquisition of
1stAlerts, Inc., we sold an aggregate of: (i) $215,000 of our 12% Convertible
Debentures (the "Debentures"), (ii) 215,000 Class A Warrants (the "Class A
Warrants"), (iii) 215,000 Class B Warrants (the "Class B Warrants"), and (iv)
215,000 Class C Warrants (the "Class C Warrants"), to four (4) lenders (the
"Purchasers"), pursuant to a Securities Purchase Agreement and related documents.

          The Debentures, which have a maturity date of December 3, 2005, are convertible into such number of shares of our Common Stock as is determined by dividing the amount of the Debentures, by $0.25. Each of the Class A Warrants
has a term of two (2) years from the effective date of a registration statement we're obligated to file (the "Registration Statement") to register the shares of our Common Stock underlying the Debentures, among other of our securities, and an exercise price of $0.19. Each of the Class B Warrants has a term of five years from the effective date of the Registration Statement, and an exercise price of $0.34. Each of the Class C Warrants has a term of five years from the date of issuance, and an exercise price of $0.47.

          We have given the Purchasers mandatory registration rights with regard to these shares of our Common Stock.

          We believe that this transaction is exempt from registration under the
Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

          ISSUANCE OF SHARES TO JENSON SERVICES AND ITS AFFILIATES

          On February 24, 2004, we entered into an Agreement and Plan of
Reorganization with Formula Footwear, Inc. (the "Merger Agreement") At that time, Jenson Services, Inc., Formula Footwear's majority shareholder, agreed to cancel 1,768,785 shares of its Common Stock. In consideration for its cancellation of such shares, and its entering into an Indemnity Agreement with us, Jenson Services, Inc. was issued:

               o    a cash payment of $100,000;

               o    a promissory note in the principal amount of $100,000 (the
                    "Promissory Note"), payable on the earlier of six months
                    from the effective date of a registration statement to be
                    filed by us (the "Registration Statement"), or nine months from the date of the Merger Agreement; and

               o    an option to purchase 500,000 shares of Common Stock, at an exercise price of $0.001 per share (the "Jenson Option"),
                    with "piggy back" registration rights with respect to the
                    shares of Common Stock underlying the option.

          Subsequently, the Jenson Option was exercised by Jenson Services,
Inc., and certain of its affiliates (collectively, the "Jenson Group"), pursuant to a cashless exercise provision in the option. As a result, we issued an aggregate of 499,000 shares of our Common Stock to the Jenson Group.

          As a result of: (i) our failure to timely file the Registration
Statement; (ii) our failure to pay the principal amount of the Promissory Note, and interest thereon, when due; (iii) the Jenson Group's agreement not to pursue any claims against us in connection with our failure to file the Registration
Statement on a timely basis; and (iv) the Jenson Group's agreement to extend the maturity date of the Promissory Note, we agreed to issue to the Jenson Group
124,750 shares of our Common Stock.

          We have agreed that any registration statement we file to register the shares of Common Stock underlying our outstanding shares of Series A Convertible
Preferred Stock shall also include these shares of our Common Stock. In addition, the Jenson Group has agreed to subject these shares to any lockup agreement as to which the holders of our Series A Convertible Preferred Stock agree to subject the shares of our Common Stock underlying such securities.

          We believe that this transaction is exempt from registration under the
Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

          The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 7 of this
Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for our products, as well as general conditions of the Internet security marketplace.

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

          Our flagship product is "Safe-mail," a highly secure communication system, which allows companies to exchange, collaborate on, and store confidential information over the Internet, in complete privacy. The Safe-mail system utilizes public-key infrastructure (PKI) enabled digital certificates, and includes, among other things, full function, end-to-end email, folder management tools for archiving and storing data, and a secure environment for collaborative document development. In the near future, we plan to release a customizable version of this product, which will allow users to develop personalized versions of this technology, utilizing some or all of its functionality. We are obligated to change the name of our product, Safe-mail, pursuant to a settlement agreement we entered into with a former officer and director of ours.

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

          Effective as of April 13, 2005, we reorganized our business by transferring substantially all of our assets into VSUS Secured Services, Inc., a
Delaware corporation, and wholly-owned subsidiary of ours, which was incorporated for that purpose. Consequently, two of our subsidiaries, Safe Mail
Development Ltd., a company organized under the laws of Israel, and Safe Mail
International Ltd., a company organized under the laws of the British Virgin
Islands, became subsidiaries of VSUS Secured Service, Inc. We are obligated to change the name of Safe Mail Development Ltd. and Safe Mail International Ltd.,
pursuant to a settlement agreement we entered into with a former officer and director of ours.

          In addition, effective as of April 14, 2005, we acquired 1stAlerts,
Inc., a company that enables the provision of up-to-the-minute information over a secure, private intranet, through a combination of push and pull technologies, when it merged with and into our wholly-owned Delaware subsidiary, First Info
Network, Inc.

          As a result of these recent developments, we are now a holding company providing information technology products and services to customers through our two wholly-owned subsidiaries, VSUS Secured Services, Inc. and First Info
Network, Inc.

          We are a development stage enterprise. To date we have incurred significant losses from operations and at December 31, 2004, had an accumulated deficit of $3,779,000. At December 31, 2004, we had $20,000 of cash and cash equivalents. As of April 14, 2005, we raised an aggregate of $200,000 in a private offering of convertible debentures and warrants. We believe that based on our current cash position, we have sufficient capital to fund our operations through October 2005. Until such time as we generate sufficient revenues from the sale of our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. However, there is no assurance that we will be able to raise additional capital when necessary.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

          REVENUE: Revenue increased $133,000, or 95.7%, to $272,000 in the year ended December 31, 2004, as compared to $139,000 in the year ended December 31,
2003. This increase was primarily due to the increased sales of our products, due to an intensified sales and marketing effort.

          RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications and other technology. During the year ended December 31, 2004, we incurred expenses of $117,000 developing our technology, a decrease of $48,000, or 29.1%, over the $165,000 we incurred during the year ended December 31, 2003. The primary reason for this decrease in research and development expenses, was our completion of a version of our flagship product and related shift of our attention to sales and marketing of that product.

          SALES AND MARKETING EXPENSES: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities. During the year ended December 31, 2004, we incurred expenses of
$392,000 selling and marketing our products, as compared to $196,000 during the year ended December 31, 2003. This increase of $196,000, or 100.0%, is primarily a result of our increased efforts in the sale and marketing of a completed version of our flagship product, especially in Asia.

          GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the year ended December 31, 2004 we incurred $990,000 in general and administrative expenses, as compared to $900,000 during the year ended December 31, 2003. This increase of $90,000, or 10.0%, is primarily a result of an increase in legal and other professional fees we paid, offset against a decrease in our amortization of stock-based compensation.

          FINANCING EXPENSES: Financing expenses consist primarily of interest and other costs of our financing activities. During the year ended December 31,
2004, we incurred $204,000 in financing expenses, an increase of $162,000, or
385.7%, over the $42,000 incurred during the year ended December 31, 2003. This increase in financing expenses occurred primarily as a result of our issuance of promissory notes in connection with our borrowing of funds.

          MERGER EXPENSES: Merger expenses consist primarily of legal, accounting and other professional fees we incurred in connection with our merger with Formula Footwear, Inc., our former parent company. During the year ended
December 31, 2004, we incurred expenses of $219,000 in connection with this merger, an increase of $29,000, or 15.3%, over the $190,000 incurred during the year ended December 31, 2003. This increase was primarily due to additional closing costs incurred in 2004, in connection with the merger.

          NET LOSS: We incurred a net loss of $1,715,000 ($0.11 per share) for the year ended December 31, 2004, compared to $1,411,000 ($0.12 per share) for the year ended December 31, 2003. Our revenues and future profitability are substantially dependent on our ability to:

          o    continue the development of products based on our technology;

          o    identify additional clients to purchase our products;

          o    continue to operate successfully;

          o    modify our software applications, over time, to provide enhanced benefits to then-existing users;

          o    raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary; and

          o    continue to grow our business through acquisitions.

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

          At December 31, 2004, we had negative working capital of $744,000, compared to negative working capital of $597,000 at December 31, 2003. This significant decrease in working capital occurred primarily as a result of our borrowing of funds to complete our merger with Formula Footwear, Inc., our former parent company, and to fund our operations.

          We had $20,000 of cash and cash equivalents on hand at December 31,
2004, compared to $661,000 at December 31, 2003. As of April 14, 2005, we raised an aggregate of $215,000 in a private offering of our convertible debentures and warrants. We anticipate, based on currently proposed plans and assumptions relating to our operations, that our cash balance will more likely than not be sufficient to satisfy our operations and capital requirements through October
2005. There can be no assurance, however, that such funds will not be expended prior thereto. Until such time as we generate sufficient revenues from the sale of

our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms. Our inability to derive sufficient revenues form the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

          USES OF CAPITAL: Since inception we have directed our efforts towards the development and marketing of our software applications. Our objective is to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.

          NET CASH FLOW USED IN OPERATIONS: During the year ended December 31,
2004, we used $980,000 in operations, compared to $258,000 used in operations during the year ended December 31, 2003. This increase in cash used in operations was primarily due to expenses related to (i) our merger with Formula
Footwear, Inc., our former parent, (ii) an increase in our sales and marketing expenses, and (iii) our payment in 2004 of certain accrued expenses.

          NET CASH USED IN INVESTING ACTIVITIES: During the year ended December
31, 2004, we used $242,000 in investing activities, compared to $18,000 invested during the year ended December 31, 2003. This increase was primarily due to expenses incurred in connection with our merger with Formula Footwear, Inc., our former parent company.

          NET CASH FROM FINANCING ACTIVITIES: During the year ended December 31,
2004, we raised a net of $581,000 from financing activities, compared to a net of $896,000 during the year ended December 31, 2003. This increase was primarily due to our issuance of promissory notes in connection amounts we borrowed to fund our operations and consummate our merger with Formula Footwear, Inc., our former parent.

OFF-BALANCE SHEET ARRANGEMENTS

          SETTLEMENT WITH A FORMER OFFICER AND DIRECTOR OF OURS

          In resolution of certain differences of opinion over the future business operations of our company, as of January 28, 2005, we entered into a settlement agreement (the "Settlement Agreement") with Mr. Amiram Ofir, our former Chief Executive Officer, and a director of ours. Pursuant to the
Settlement Agreement, we granted Mr. Ofir a worldwide, perpetual license, including the right to sublicense, to use certain software of ours internally in the operations of ViVaVu, Inc., a new company he organized, and incorporate our software in larger programs and systems, which he may commercially market, license and sell copies of. Notwithstanding the foregoing, Mr. Ofir has agreed not to compete with us in certain business opportunities we intend to pursue.

          In addition, Mr. Ofir agreed that ViVaVu, Inc. will provide us with certain customer service and support, development services, which may include, among other things, software design, programming, maintenance and training; and
certain hosting services.

          Also, as a result of this settlement, Mr. Ofir waived certain amounts we owed him, pursuant to a promissory note.

          We believe that this arrangement will be beneficial to us, as it will allow us to pursue new business opportunities, while at the same time reducing our research and development expenses relating to certain of our existing software. In addition, it has allowed us to eliminate a significant liability of ours. However, as a result of his agreement to provide certain services to us in connection

with the settlement, we are dependent on our relationship with Mr. Ofir. This relationship may prove to be unsuccessful. Any disruption of our relationship with Mr. Ofir and ViVaVu, Inc. might harm our business and operating results
(See "Risk Factors - We have entered into a restrictive licensing and development arrangement with a former officer and director of ours").

          TRANSFER OF ASSETS TO A SUBSIDIARY OF OURS

          Effective as of April 13, 2005, we reorganized our business by transferring substantially all of our assets to VSUS Secured Services, Inc., a
Delaware corporation, and wholly-owned subsidiary of ours, which was incorporated for that purpose. Consequently, two of our subsidiaries, Safe Mail
Development Ltd., a company organized under the laws of Israel, and Safe Mail
International Ltd., a company organized under the laws of the British Virgin
Islands, became subsidiaries of VSUS Secured Services, Inc.

          As a result of this transaction, and our acquisition of 1stAlerts,
Inc., described below, we are now a holding company providing information technology products and services to customers through our subsidiaries.

          One of our strategies for growth is the acquisition of businesses, which are synergistic with our current operations. We believe this strategy will be beneficial to us and have a positive effect on our liquidity and capital resources. However, we may not be able to find and consummate acquisitions on terms and conditions acceptable to us. In addition, acquisitions we undertake, may end up having a material adverse affect on our business and operations (See
"Risk Factors - Our acquisition of 1stAlerts, Inc. and potential additional future acquisitions could be difficult to integrate and could adversely affect our operating results").

          ACQUISITION OF 1STALERTS, INC.

          As of April 14, 2005, we acquired 1stAlerts, Inc., a Delaware corporation, when it merged with and into our wholly-owned Delaware subsidiary,
First Info Network, Inc. (the "1stAlerts Merger"), pursuant to an Agreement and
Plan of Merger we entered into with these parties, and related documents. At the time of the 1stAlerts Merger, among other things, (i) we exchanged 13,000,000 shares of our Common Stock, and 200 shares of our Series B Participating
Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, Inc., (ii) we agreed to issue warrants to purchase 1,697,367 shares of 1stAlerts' Common Stock, in exchange for warrants to purchase shares of Common Stock of 1stAlerts, Inc., (iii) we agreed to guarantee payment of
$1,040,000 of promissory notes assumed by First Info Network, Inc., (iv) we agreed to pledge all of our shares of First Info Network, Inc. to secure repayment of an additional $3,200,000 of promissory notes assumed by First Info
Network, Inc., and (v) certain officers of directors of 1stAlerts, Inc. became officers and directors of ours.

          The shares of Series B Participating Preferred Stock issued in connection with the 1stAlerts Merger are convertible into shares of our Common
Stock on both a mandatory or voluntary basis, under certain circumstances.

          Also, the pre-merger stockholders of 1stAlerts have been granted the option to purchase up to 95% of the shares of First Info Network, Inc. from us under certain circumstances. This option continues for three (3) years from the date of the 1stAlerts Merger, however, it may not be exercised within the first year following the 1stAlerts Merger. The number of shares that each of the grantees can purchase is based upon the relative value of First Info Network,
Inc. to the overall value of our company.

          In addition, at the effective time of the 1stAlerts Merger, First Info
Network, Inc. assumed promissory notes in the aggregate principal amount of
$3,200,000, which 1stAlerts had issued to two of the former 1stAlerts stockholders (the "Notes"). The Notes bear interest at the rate of one percentage point per annum above the prime rate. Pursuant to the Notes, concurrently with any public sale, spin-off, or other

similar disposition of the shares of First Info Network, Inc., the Notes are convertible into shares of Common Stock of First Info Network, Inc. at 70% of the "Market Price" (as determined at the time of such transaction). As security for the repayment of the Notes, we pledged all of our shares of First Info
Network, Inc.

          Each of the 1,697,367 Class A Warrants we issued in connection with the 1stAlerts Merger have a term of a term of two (2) years from the effective date of a registration statement we're obligated to file to register the shares of our Common Stock underlying these warrants, among other of our securities, and an exercise price of $0.19.

          We believe this acquisition will have a positive effect on our liquidity and capital resources. However, our management may find it difficult to integrate 1stAlerts, Inc.'s business with our current business, or the acquisition of 1stAlerts fails to provide us with the benefits we had anticipated. In addition, in connection with the 1stAlerts Merger, we have assumed a substantial amount of debt. As a result, our acquisition of 1stAlerts,
Inc. may have a material adverse affect on our business and operations (See
"Risk Factors - Our acquisition of 1stAlerts, Inc. and potential additional future acquisitions could be difficult to integrate and could adversely affect our operating results").

          ADJUSTMENT TO SECURITIES ISSUED IN CONNECTION WITH OUR CONVERSION OF
LOANS

          Effective as of November 3, 2004 (the "Closing Date"), we converted an aggregate of $1,750,000 in loans (the "Loans"), and certain accrued interest, payable to certain lenders of ours (each, a "Series A Holder," and collectively, the "Series A Holders"), into a total of: (i) 350 shares of Series A Convertible
Preferred Stock (the "Series A Preferred Stock"), (ii) 1,750,000 Class A
Warrants (the "Class A Warrants"), (iii) 1,750,000 Class B Warrants (the "Class
B Warrants"), and (iv) 1,750,000 Class C Warrants (the "Class C Warrants"),
pursuant to the terms and conditions of a Series A Unit Purchase Agreement, and other related documents (collectively the "Series A Transaction Documents").

          Pursuant to the Series A Transaction Documents, among other things:
(i) each share of Series A Preferred Stock was convertible into such number of shares of our Common Stock as is determined by dividing $5,000, by $0.51; (ii)
each of the Class A Warrants had a term of one (1) year from the effective date of a registration statement we're obligated to file (the "Registration
Statement") to register the shares of Common Stock underlying the shares of
Series A Preferred Stock, Class A Warrants, Class B Warrants and Class C
Warrants (collectively, the "Underlying Shares"), and an exercise price of
$0.38; (iii) each of the Class B Warrants had a term of three (3) years from the date of issuance, and an exercise price of $0.68; (iv) each of the Class C
Warrants had a term of five (5) years from the date of issuance, and an exercise price of $0.93; (v) we agreed to file the Registration Statement no later than
45 days after the Closing Date (the "Required Filing Date"); and (vi) the
written consent of the holders of 70% of the shares of Series A Preferred Stock must be obtained for any amendment, waiver or modification of the terms thereof.

          For various reasons, we were not able to satisfy our requirement to file the Registration Statement on or prior to the Required Filing Date.

          As a result, as of the April 14, 2005, we agreed to, contemporaneously with the 1stAlerts Merger, make the following adjustments to the Series A
Preferred Stock, Class A Warrants, Class B Warrants, and Class C Warrants, in
full and complete settlement of any claims the Series A Holders may have had against us in connection with our failure to file the Registration Statement on or before the Required Filing Date:

               o    The conversion price of the Series A Preferred Stock was
                    reduced, so that each share of Series A Preferred Stock is convertible into such number of shares of our Common Stock as is determined by dividing $5,000, by $0.25;

               o    The exercise price of the Class A Warrants was reduced to
                    $0.19 per share, and the term was extended to two (2) years from the effective date of the Registration Statement;

               o    The exercise price of the Class B Warrants was reduced to
                    $0.34 per share, and the term was extended to five (5) years from the effective date of the Registration Statement; and

               o    The exercise price of the Class C Warrants was reduced to
                    $0.47 per share.

          We believe that these actions had a positive effect on our operations, by removing any possibility of the commencement of an action against us by the holders of our Series A Preferred Stock, in connection with our failure to file the Registration Statement on a timely basis. However, these adjustments make it more likely that our shares of Series A Preferred Stock will be converted, and
Class A Warrants, Class B Warrants and Class C Warrants will be exercised, which could lead to subsequent sales of the shares in the public market, depressing the market price of our stock by creating an excess in supply of shares for sale
(See "Risk Factors - Shares issuable upon the exercise of stock options, warrants and shares of convertible preferred stock could dilute stock holdings and adversely affect our stock price.")

          CONVERSION OF INTEREST INTO SHARES OF COMMON STOCK

          At the time the Loans, described above, were converted into units of our securities, we planned to pay accrued and unpaid interest on $177,066 (the
"Interest") to the Series A Holders in cash. However, subsequently, we found that making such payments would have a material adverse effect on our operations.

          Therefore, contemporaneously with our acquisition of 1stAlerts, Inc., we converted the Interest into 708,263 shares of our Common Stock, as full and complete payment thereof.

          We believe this conversion of debt to shares of our Common Stock will have a positive effect on our operations by removing our obligation to pay this debt. However, the issuance of these additional shares of our Common Stock had a dilutive effect on our stockholders.

          SALE OF 12% CONVERTIBLE DEBENTURES AND WARRANTS

          As of April 14, 2005, contemporaneously with our acquisition of
1stAlerts, Inc., we sold an aggregate of: (i) $215,000 of our 12% Convertible
Debentures (the "Debentures"), (ii) 215,000 Class A Warrants (the "Class A
Warrants"), (iii) 215,000 Class B Warrants (the "Class B Warrants"), and (iv)
215,000 Class C Warrants (the "Class C Warrants"), to four (4) lenders.

          The Debentures, which have a maturity date of December 3, 2005, are convertible into such number of shares of our Common Stock as is determined by dividing the amount of the Debentures, by $0.25. Each of the Class A Warrants
has a term of two (2) years from the effective date of a registration statement we're obligated to file (the "Registration Statement") to register the shares of our Common Stock underlying the Debentures, among other of our securities, and an exercise price of $0.19. Each of the Class B Warrants has a term of five years from the effective date of the Registration Statement, and an exercise price of $0.34. Each of the Class C Warrants has a term of five years from the date of issuance, and an exercise price of $0.47.

          The sale of these securities has allowed us to meet our short term cash flow needs. However, the issuance of shares pursuant to the conversion of the Debentures, or the exercise of Class A Warrants, Class B Warrants, and Class
C Warrants could lead to subsequent sales of the shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale. Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities (See "Risk Factors - Shares issuable upon the exercise of stock options, warrants and shares of convertible preferred stock could dilute stock holdings and adversely affect our stock price.")

ISSUANCE OF SHARES TO JENSON SERVICES AND ITS AFFILIATES

          As of February 24, 2004, we entered into an Agreement and Plan of
Reorganization with Formula Footwear, Inc. (the "Merger Agreement") At that time, Jenson Services, Inc., Formula Footwear's majority shareholder, agreed to cancel 1,768,785 shares of its Common Stock. In consideration for its cancellation of such shares, and its entering into an Indemnity Agreement with us, Jenson Services, Inc. was issued:

               o    a cash payment of $100,000;

               o    a promissory note in the principal amount of $100,000 (the
                    "Promissory Note"), payable on the earlier of six months
                    from the effective date of a registration statement to be
                    filed by us (the "Registration Statement"), or nine months from the date of the Merger Agreement; and

               o    an option to purchase 500,000 shares of Common Stock, at an exercise price of $0.001 per share (the "Jenson Option"),
                    with "piggy back" registration rights with respect to the
                    shares of Common Stock underlying the option.

          Subsequently, the Jenson Option was exercised by Jenson Services,
Inc., and certain of its affiliates (collectively, the "Jenson Group"), pursuant to a cashless exercise provision in the option. As a result, we issued an aggregate of 499,000 shares of our Common Stock to the Jenson Group.

          As a result of: (i) our failure to timely file the Registration
Statement; (ii) our failure to pay the principal amount of the Promissory Note, and interest thereon, when due; (iii) the Jenson Group's agreement not to pursue any claims against us in connection with our failure to file the Registration
Statement on a timely basis; and (iv) the Jenson Group's agreement to revise the terms of the Promissory Note, to extend the maturity date of the Promissory
Note, we agreed to issue to the Jenson Group 124,750 shares of our Common Stock.

          One third of the amount due pursuant to the revised Promissory Note was to be paid on the effective date of our acquisition of 1stAlerts. The other two thirds due under the revised terms of the Promissory Note must be paid thirty (30) and sixty (60) days thereafter.

          We believe that these actions had a positive effect on our operations, by removing any possibility of the commencement of an action against us by the
Jenson Group, in connection with our failure to file the Registration Statement on a timely basis, and failure to make payments of principal and interest when due pursuant to the Promissory Note. However, the issuance of these additional shares of our Common Stock had a dilutive effect on our stockholders.

ITEM 7. FINANCIAL STATEMENTS.

Financial Statements for the years ended December 31, 2004 and 2003 (see pages
F-1 through F-16, hereof)

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                                    CONTENTS

Independent Auditors' Report of Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu..................................F-2

Independent Auditors' Report of HJ & Associates, LLC.................F-

Notes to the Consolidated Financial Statements.......................F-7 - F-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
VSUS Technologies Incorporated
(A Development-Stage Company)

We have audited the accompanying consolidated balance sheets of VSUS
Technologies Incorporated ("the Company") (a development-stage company) and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003 and for the period from September 21, 2000
(date of inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the
Company and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the period from December, 2000 (date of inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 1c to the financial statements, the Company's recurring losses from operations and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1c. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor & Co.
Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
April 10, 2005

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF U.S DOLLARS)

                                                                           NOTE   AS OF DECEMBER 31,
                                                                           ----   ------------------
                                                                                     2004      2003
                                                                                   -------   -------

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                          $    20   $   661
Other receivables                                                                        6        36
                                                                                   -------   -------
                                                                                        26       697
                                                                                   -------   -------

LONG TERM INVESTMENTS
Severance pay fund                                                           4          --        28
                                                                                   -------   -------

FIXED ASSETS, NET                                                                       49        27
                                                                                   -------   -------
                                                                                   $    75   $   752
                                                                                   =======   =======
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Short-term bank credit                                                             $     6   $    --
Accrued expenses                                                                       396        --
Accrues interest                                                                       121        --
Other payables                                                                         193       105
Related parties                                                             3a          54       289
Convertible loan                                                             5          --       900
                                                                                   -------   -------
                                                                                       770     1,294
                                                                                   -------   -------

LONG-TERM LIABILITIES
Related party                                                               3b         161       143
Accrued severance pay                                                        4          --        29
CONVERTIBLE PREFERRED STOCKS                                                 5       1,525        --
                                                                                   -------   -------
                                                                                     1,686       172
                                                                                   -------   -------
CONTINGENCIES AND COMMITMENTS                                                6

STOCKHOLDERS' DEFICIENCY                                                     7
Share capital:
Ordinary shares $0.001 par value (Authorized - 100,000,000 shares, issued and outstanding - 12,392,896 and 11,836,012 stocks at December
   31, 2004 and 2003, respectively)                                                     12        12
Additional paid-in Capital                                                           1,436     1,640
Deferred stock-based compensation                                                      (51)     (303)
Accumulated deficit                                                                 (3,778)   (2,063)
                                                                                   -------   -------
                                                                                    (2,381)     (714)
                                                                                   -------   -------
                                                                                   $    75   $   752
                                                                                   =======   =======

    The accompanying notes to these consolidated financial statements are an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS OF U.S DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                                                                             CUMULATIVE FROM
                                                                                           SEPTEMBER 21, 2000
                                                                      FOR THE YEAR           (INCEPTION) TO
                                                                   ENDED DECEMBER 31,         DECEMBER 31,
                                                               -------------------------   ------------------
                                                        NOTE       2004          2003             2004
                                                        ----   -----------   -----------   ------------------

Revenues                                                  8    $       272   $       139        $ 1,728

Cost of revenues                                                        65            57            232
                                                               -----------   -----------        -------

Gross profit                                                           207            82          1,496

Research and development expenses                         9            117           165          1,420

Sales and marketing expenses                              9            392           196            944

General and administrative expenses (including
   non-cash compensation of $252 and $744 in 2004 and
   2003, respectively)                                   10            990           900          2,253

Merger expenses                                          1.b           219           190            409
                                                               -----------   -----------        -------

Operating loss                                                       1,511         1,369          3,530

Financing expenses, net                                                204            42            248
                                                               -----------   -----------        -------

Net loss                                                       $     1,715   $     1,411        $ 3,778
                                                               ===========   ===========        =======

Basic and diluted loss per share                               $     (0.11)  $     (0.12)
                                                               ===========   ===========

Weighted average number of shares outstanding                   15,081,695    11,836,012
                                                               ===========   ===========

The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
              (IN THOUSANDS OF U.S DOLLARS EXCEPT NUMBER OF SHARES)

                                                      CUMULATIVE FROM SEPTEMBER 21, 2000 (INCEPTION) TO DECEMBER 31, 2004
                                                    -----------------------------------------------------------------------
                                                      ORDINARY SHARES     ADDITIONAL     DEFERRED
                                                    -------------------     PAID-IN        STOCK      ACCUMULATED
                                                      SHARES     AMOUNT     CAPITAL    COMPENSATION     DEFICIT      TOTAL
                                                    ----------   ------   ----------   ------------   -----------   -------

Balance at September 21, 2000 (date of inception)           --     $--      $   --       $    --        $    --     $    --
Issuance of common stock, par value $0.001          11,836,012      12         583            --             --         595
                                                    ----------     ---      ------       -------        -------     -------
Balance at December 31, 2000                        11,836,012      12         583            --             --         595
Deferred Compensation                                       --      --          10           (10)            --          --
Amortization of Deferred Compensation                       --      --          --            10             --          10
Loss for the Year                                           --      --          --            --           (620)       (620)
                                                    ----------     ---      ------       -------        -------     -------
Balance at December 31, 2001                        11,836,012      12         593            --           (620)        (15)
Loss for the Year                                           --      --          --            --            (32)        (32)
                                                    ----------     ---      ------       -------        -------     -------
Balance at December 31, 2002                        11,836,012      12         593            --           (652)        (47)
Deferred Compensation                                       --      --       1,047        (1,047)            --          --
Amortization of Deferred Compensation                       --      --          --           744             --         744
Loss for the Year                                           --      --          --            --         (1,411)     (1,411)
                                                    ----------     ---      ------       -------        -------     -------
Balance at December 31, 2003                        11,836,012      12       1,640          (303)        (2,063)       (714)
Reverse merger transaction                              57,884      (*)       (204)           --             --        (204)
Amortization of Deferred Compensation                       --      --          --           252             --         252
Exercise of options                                    499,000      (*)         --            --             --          --
Loss for the Year                                           --      --          --            --         (1,715)     (1,715)
                                                    ----------     ---      ------       -------        -------     -------
BALANCE AT DECEMBER 31, 2004                        12,392,896     $12      $1,436       $   (51)       $(3,778)    $(2,381)
                                                    ==========     ===      ======       =======        =======     =======

(*) Less than 1 thousand.

The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                   CUMULATIVE FROM
                                                                                 SEPTEMBER 21, 2000
                                                            FOR THE YEAR ENDED     (INCEPTION) TO
                                                               DECEMBER 31,         DECEMBER 31,
                                                            ------------------   ------------------
                                                              2004      2003            2004
                                                            -------   --------   ------------------

CASH FLOWS - OPERATING ACTIVITIES

Net loss for the period                                      $(1,715)  $(1,411)       $(3,778)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                  20         9             33
   Amortization of deferred stock-based
      compensation                                               252       744          1,276
   Accrued severance pay, net                                     (1)        1             --
   Interest to related party                                       8        28             36
   Accrued interest on convertible loan                          171        --            171
   Decrease (increase) in accounts receivables and other
      current assets                                              30       155             (6)
   Increase in accrued expenses                                  396        --            396
   Increase in other payables                                     84        44            189
   Increase (decrease) in related party                         (225)      172            179
                                                             -------   -------        -------
      Net cash provided by (used in) operating activities       (980)     (258)        (1,504)
                                                             -------   -------        -------

CASH FLOWS - INVESTING ACTIVITIES
   Reverse merger                                               (200)       --           (200)
   Purchase of fixed assets                                      (42)      (18)           (82)
                                                             -------   -------        -------
   Net cash used in investing activities                        (242)      (18)          (282)
                                                             -------   -------        -------

CASH FLOWS - FINANCING ACTIVITIES
   Short term bank credit                                          6        (4)             6
   Receipt of convertible loan                                   575       900          1,475
   Issuance of share capital                                      --        --            325
                                                             -------   -------        -------
   Net cash provided by financing activities                     581       896          1,806
                                                             -------   -------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (641)      620             20
CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                           661        41             --
                                                             -------   -------        -------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                             $    20   $   661        $    20
                                                             =======   =======        =======

The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

NOTE 1:   ORGANIZATION AND PRINCIPAL ACTIVITIES

          A.   VSUS Technologies Incorporated (hereinafter - "the Company") was incorporated in Delaware on September 21, 2000.

               Following its establishment, the Company established at the end of 2000, two wholly owned subsidiaries: Safe Mail International
               Ltd., a company registered in the British Virgin Islands and Safe
               Mail Development Ltd., a company registered in Israel.

               The Company and its subsidiaries (hereinafter - "the Group") are engaged in development, marketing and sale of secure messaging systems and secure content management solutions which enable business to be conducted via the Internet in a purely seamless environment.

               The Company is considered to be in the development stage and has earned limited revenues to date. Business activities to date have focused on product and marketing research, product development, and raising capital.

          B.   Effective April 15, 2004, the Company was acquired by Formula
               Footwear Inc. ("Formula") pursuant to an Agreement and Plan of
               Reorganization (the "Merger Agreement") dated February 24, 2004, by and among the Company, a wholly owned subsidiary of Formula
               ("Merger Sub") and Formula. Pursuant to the terms of the Merger
               Agreement, Formula acquired the Company through a merger of the
               Merger Sub with and into the Company, and the stockholders of the
               Company received a total of 11,836,012 shares of Formula's Common
               Stock. Upon consummation of the Merger the separate corporate existence of the Merger Sub ceased and the Company survived the
               Merger as a wholly owned subsidiary of Formula.

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

               The merger expenses presented in the Financial Statements consist mainly of professional fees.

               On June 9, 2004, at a special meeting, the stockholders of
               Formula approved its reincorporation as a Delaware corporation by means of a merger with and into the Company. One share of the
               Company's common stock was issued for each share of Formula's common stock. In addition Formula changed its name to VSUS
               Technologies Incorporated.

          C.   GOING CONCERN

               As reflected in the accompanying financial statements, the
               Company's operations for the year ended December 31, 2004, resulted in a net loss of $1,715 and the Company's balance sheet reflects a net stockholders' deficit of $2,381. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital.
               Management's plans in this regard include raising additional cash from current and potential stockholders and lenders, making strategic acquisitions and increasing the marketing of its solutions.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

          The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, ("GAAP") in the United
          States of America.

          A.   USE OF ESTIMATES:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          B.   FINANCIAL STATEMENTS IN U.S. DOLLARS:

               The reporting currency of the Company is the U.S. dollar
               ("dollar").

               The dollar is the functional currency of the Company and its subsidiaries. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into dollars in
               accordance with the principles set forth in Statement of
               Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency
               Translation" ("SFAS No. 52"). All exchange gains and losses from remeasurement of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the
               statement of operations as they arise.

          C.   PRINCIPLES OF CONSOLIDATION:

               The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated.

          D.   CASH EQUIVALENTS:

               Cash equivalents consist of short-term, highly liquid investments that are readily convertible into cash with original maturities of three months or less.

          E.   FIXED ASSETS:

               Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

               Computers and electronic equipment   3-6 years
               Office furniture and equipment       16 years

          F.   REVENUE RECOGNITION:

               Revenues from software product sales are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable.

          G.   RESEARCH AND DEVELOPMENT COSTS:

               Research and development costs are charged to expenses as
               incurred.

          H.   DEFERRED INCOME TAXES:

               Deferred income taxes are provided for temporary differences between the assets and liabilities, as measured in the financial statements and for tax purposes, at the tax rates expected to be in effect when these differences reverse, in accordance with SFAS
               No. 109 "Accounting for Income Taxes" ("SFAS No. 109").

          I.   FAIR VALUE OF FINANCIAL INSTRUMENTS

               The financial instruments of the Company consist mainly of cash and cash equivalents, current and non-current receivables, short-term credit, accounts payable and accruals, long-term loans and other long-term liabilities.

               In view of their nature, the fair value of the financial
               instruments included in working capital of the Company is usually identical or close to their carrying value. The fair value of non-current receivables and long-term loans also approximates the carrying value, since they bear interest at rates close to the prevailing market rates.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          J.   CONCENTRATIONS OF CREDIT RISK:

               Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The majority of the Company's cash and cash
               equivalents are mainly invested in deposits. Management believes that the financial institutions that hold the Company's
               investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

               The Company has no significant off-balance sheet concentration of credit risk, such as foreign exchange contracts or other foreign hedging arrangements.

          K.   STOCK-BASED COMPENSATION:

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

               For purposes of estimating fair value in accordance with SFAS
               123, the Company utilized the Black - Scholes option-pricing model. The following assumptions were utilized in such
               calculations for the years 2004 and 2003 (all in weighted
               averages):

                                          2004   2003
                                          ----   ----
               Risk-free interest rate     3.6%     2%
               Expected life of options      5      5
               Expected dividend yield    None   None
               Volatility                    0%     0%

               Based on these assumptions there are no differences in the amount of stock based compensation according to FASB 123 to the amount measured according to APB 25.

          L.   EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

               In December 2004, the FASB issued SFAS No. 123 (revised 2004)
               "Share Based Payments" ("SFAS 123(R)"). This Statement is a
               revision of FASB Statement No. 123, "Accounting for Stock-Based
               Compensation", which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its authoritative
               interpretations. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services; focuses primarily on accounting for transactions in which an entity obtains employee and directors services in share-based payment transactions; and
               does not change the accounting guidance for share-based payment transactions with parties other than employees.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          L.   EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONT.)

               SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued and requires to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The
               fair-value-based method in this Statement is similar to the fair-value-based method in SFAS 123 in most respects. The costs associated with the awards will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using
               option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

               The provisions of SFAS 123(R) apply to all awards to be granted by the Company after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. When initially
               applying the provisions of SFAS 123(R), in the third quarter of
               2005, the Company will be required to elect between using either the "modified prospective method" or the "modified retrospective method". Under the modified prospective method, the Company is required to recognize compensation cost for all awards granted after the adoption of SFAS 123(R) and for the unvested portion of previously granted awards that are outstanding on that date.

               Under the modified retrospective method, the Company is required to restate its previously issued financial statements to
               recognize the amounts previously calculated and reported on a pro forma basis, as if the original provisions of SFAS 123 had been adopted. Under both methods, it is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.

               Management has recently commenced identifying the potential future impact of applying the provisions of SFAS 123(R),
               including each of its proposed transition methods, yet is
               currently unable to fully quantify the effect of this Standard on the Company's future financial position and results of
               operations. Nonetheless, it is expected that the adoption of SFAS
               123(R) will increase the stock-based-award expenses the Company is to record in the future in comparison to the expenses recorded under the guidance currently applied by the Company.

               In December 2004, the FASB issued SFAS No. 153, "Exchanges of
               Nonmonetary Assets an amendment of APB No. 29". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a
               nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for
               nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for
               nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

NOTE 3:   BALANCES WITH RELATED PARTIES

                                                    AS OF DECEMBER 31,
                                                    ------------------
                                                        2004   2003
                                                        ----   ----
          A.   INCLUDED IN CURRENT LIABILITIES:
               Stockholders                             $ 20   $198
               Related Party                              34     91
                                                        ----   ----
                                                        $ 54   $289
                                                        ====   ====
          B.   INCLUDED IN LONG-TERM LIABILITIES:
               Stockholder (1)                          $161   $143
                                                        ====   ====

               (1)  In 2004 the amount bears 12% interest per annum (in 2003,
                    25%).

          C.   The Company was party to a management agreement with a
               stockholder (an officer and director), ("stockholder"), according to which the stockholder was entitled to monthly management fees in the amount of $12.6 (including social and other benefits expenses) during 2004 and $11.6 through December 31, 2003. During
               2004, the stockholder waived of certain amounts on account of this agreement.

               Effective as of January 28, 2005, the Company entered into a settlement agreement with the stockholder. Pursuant to the settlement agreement, among other things, (i) the stockholder resigned of his duties in the Company and sold all of the
               Company's common stocks held by him; (ii) the Company granted to the stockholder a worldwide, perpetual license to use and market certain of its intellectual property; (iii) the stockholder agreed to provide the Company with certain customer service and support, and development services; (iv) the Company agreed to reimburse the stockholder with certain amounts paid by him on behalf of the Company, and sell him, or a company founded by him, certain assets without additional consideration; (v) the
               stockholder agreed to forfeit certain amounts due to him, from the Company; and (vi) the Company canceled an aggregate of
               1,840,000 options to purchase shares of our common stock, at exercise prices ranging between $0.001 and $0.01 per share, which the Company previously granted to him under its 2003 Stock Option
               Plan, and replaced them with an aggregate of 1,183,750 non-plan options to purchase shares of the Company's common stock, at an exercise prices ranging between $0.001 and $0.01 per share.

          D.   On January 1, 2003, the Company entered into a consulting
               services agreement with one of its directors ("consultant"), according to which, the consultant is entitled to monthly
               payments of $6.5 effective January 1, 2004 ($5 through December
               31, 2003).

          E.   The Company is party to a revenue collection service agreement with a related party. According to the agreement, the Company should pay the related party a commission of 15% of the collected revenues but not less than $30 per annum. In addition, this related party was entitled to $30 per annum for his services to the Company. Effective as of February 2005, the related party resigned of his duty in the Company.

          F.   During the year ended December 31, 2004, the Company paid
               $150,000 to a related party for business development and
               marketing services in Japan. Effective as of February 2, 2005, the related party resigned of his duty in the Company.

NOTE 4:   ACCRUED SEVERANCE PAY

          The majority of the Company's Israeli subsidiary liability for severance pay to employees is calculated in accordance with the
          Israeli law based on the most recent salary paid to the employee and the length of employment with the Company. The liability for severance pay is fully provided for. Part of the liability is funded through individual insurance policies purchased from outside insurance companies, which are not under the Company's control.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

NOTE 5: CONVERTIBLE LOAN

          In November 2003, the Company signed two loan agreements. Pursuant to the first loan agreement, the Company was to receive loans from several lenders in the total amount of $1,500. The Company issued promissory notes in this amount. Principal and accrued interest at the rate of 12% per annum were payable in full after one year. As of
          December 31, 2003, a total of $900 was received, and an amount of $475 was received during 2004.

          Pursuant to the second loan agreement, the Company was to receive a loan from a lender in the total amount of $200. The loan amount bears interest at the rate of 24% per annum. During 2004, the Company received $100.

          Pursuant to those two loan agreements, the loans, as an aggregate amount $1.75 million (the "Loan"), are convertible into 350 units of the Company's securities (the "Units"), at a purchase price of $5,000 per Unit (the "Original Purchase Price"). Each Unit consists of: (i)
          one share of the Company's Series A Convertible Preferred Stock (the
          "Convertible Preferred Stock"); (ii) 5,000 Class A Warrants; (iii)
          5,000 Class B Warrants; and (iii) 5,000 Class C Warrants (the Class A
          warrants, Class B Warrants and Class C Warrants are hereinafter sometimes referred to collectively as the "Warrants"). Accrued and unpaid interest on the Loan will be paid to the lenders in cash, with the exception of $50, interest due according to the second loan agreement, which has been integrated into the amount of the Loans.

          On November 3, 2004, the Loan was converted into 350 Units, at a purchase price of $5,000 per Unit. Each Unit consisted of: (i) one share of the Convertible Preferred Stock; (ii) 5,000 Class A Warrants;
          (iii) 5,000 Class B Warrants; and (iii) 5,000 Class C Warrants.

          Due to the immaterial value of the Warrants as of November 3, 2004, the whole amount of the converted loan was allocated to the
          Convertible Preferred Stocks.

          The amount of the Convertible Preferred Stocks presented in the
          Financial Statements is net of $225 of loans, which were not received by the Company through December 31, 2004.

          The holders of the Convertible Preferred Stock (the "Holders") have certain preferential dividend and liquidation rights. In addition, the
          Convertible Preferred Stock is redeemable: (i) at the election of any
          Holder after thirteen months following the Closing Date, subject to the Holder's option to have the Company redeem the Convertible
          Preferred Stock from the proceeds of any offering of the Company's securities resulting in gross proceeds of $5 million or more (a
          "Qualified Offering"), at a purchase price equal to its original purchase price, plus any accrued and unpaid dividends; or (ii) at the
          Company's election after sixteen months following the closing date, at a purchase price equal to 130% of the Convertible Preferred Stock's original purchase price, plus any accrued and unpaid dividends. Also, each of the 350 shares of Convertible Preferred Stock outstanding immediately after this transaction is convertible into such number of shares of the Company's Common Stock as is determined by dividing
          $5,000, by $0.51.

          Each of the 1,750,000 Class A Warrants the Company issued in connection with this transaction have a term of one year from the effective date of issuance, and an exercise price of $0.38. Each of the 1,750,000 Class B Warrants the Company issued in connection with this transaction have a term of three years from the date of issuance, and an exercise price of $0.68. Each of the 1,750,000 Class C Warrants the Company issued in connection with this transaction have a term of five years from the date of issuance, and an exercise price of $0.93.

          See Note 11c, Subsequent event (unaudited).

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

NOTE 6: CONTINGENCIES AND COMMITMENTS

          A.   In November 2000, the Company signed an agreement for services from a third party (hereinafter - "the service provider"), for consideration of cash and shares. In management's opinion the service provider failed to carry out its obligations in
               accordance with the agreement and, therefore, is not entitled to further payment or to the 550,000 shares it was issued. The service provider had requested payment of approximately $100.

               The abovementioned shares have been cancelled in the stock ledger of the Company and are not included in the Company's financial statements.

          B.   A subsidiary leases its offices under a non-cancelable operating lease till August 31, 2009. Future minimum lease payments are $3 per month.

NOTE 7: SHARE CAPITAL

          A.   During 2004, an 11:1 stock split occurred. All share and per share amounts in these financial statements have been adjusted to give retroactive effect to this stock split. In addition to the split mentioned above and at the same day, the Company increased its authorized Common stocks.

          B.   Stock options

               In 2004, 252,000 Options were granted to directors and at an exercise prices ranging between $0.001-$0.51. Of these, 152,000 options were for immediate exercise, and the remaining 100,000 were canceled as of December 31, 2004.

               In 2003, 4,878,984 Options were granted to directors at an exercise prices ranging between $0.001-$0.01. Of these, 1,584,000
               Options were for immediate exercise while the balance is vest commencing after one year, in eight equal installments every three months.

               The following table summarizes information relating to stock options outstanding at December 31, 2004:

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                               ----------------------------------   --------------------------------
                                                      WEIGHTED
                               NUMBER OF SHARES       AVERAGE       NUMBER OF SHARES
                                OUTSTANDING AT       REMAINING       EXERCISABLE AT
                  EXERCISE        DECEMBER 31,      CONTRACTUAL        DECEMBER 31,       EXERCISE
                   PRICES            2004         LIFE (IN YEARS)          2004            PRICES
               -------------   ----------------   ---------------   ----------------   -------------

               $ 0.001-$0.51       5,014,984             3              3,805,375      $0.001- $0.51
               =============   ================   ===============   ================   =============

               Subsequent to December 31, 2004, some of those options were cancelled (see Note 3c).

               Stock-based compensation expenses of $252 and $744 were
               recognized for the years ended December 31, 2004 and 2003
               respectively.

          C.   In connection with the conversion of convertible loan on November
               3, 2004, the Company issued, 1,750,000 Class A Warrants,
               1,750,000 Class B Warrants and 1,750,000 Class C Warrants. See
               also Note 5.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

NOTE 8: PRINCIPAL CUSTOMERS

                               YEAR ENDED
                              DECEMBER 31,
                             -------------
                              2004   2003
                              ----   ----

Sales to Customer A            74%    53%
Sales to Customer B            --     28%

NOTE 9: TRANSACTIONS WITH RELATED PARTIES

                                                 CUMULATIVE
                                             FROM SEPTEMBER 21,
                               YEAR ENDED     2000 (INCEPTION)
                              DECEMBER 31,     TO DECEMBER 31,
                             -------------   ------------------
                             2004    2003           2004
                             ----   ------         ------
EXPENSES:
Research and Development     $ --   $   84         $  535
Sales and marketing           210      165            397
General and Administrative    420      826          1,005
                             ----   ------         ------
                             $630   $1,075         $1,937
                             ====   ======         ======

NOTE 10: GENERAL AND ADMINISTRATIVE EXPENSES

                                                 CUMULATIVE
                                             FROM SEPTEMBER 21,
                               YEAR ENDED     2000 (INCEPTION)
                              DECEMBER 31,     TO DECEMBER 31,
                             -------------   ------------------
                              2004   2003           2004
                              ----   ----          ------
Salaries*                     $361   $837          $1,265
Management Fees                 --     --             126
Professional Fees              516     30             612
Miscellaneous                  113     33             231
Patents                         --     --              19
                              ----   ----          ------
                              $990   $900          $2,253
                              ====   ====          ======

*    Includes an amount of $252 and $744 in regard to compensation expense in
     2004 and 2003, respectively.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

NOTE 11: SUBSEQUENT EVENTS (UNAUDITED)

          A.   TRANSFER OF ASSETS TO A SUBSIDIARY

               Effective as of April 14, 2005, the Company reorganized its business by transferring substantially all of its business assets into VSUS Secured Services, Inc., its wholly-owned subsidiary.
               Consequently, its two subsidiaries, Safe Mail Development Ltd., a company organized under the laws of Israel, and Safe Mail
               International Ltd., a company organized under the laws of the
               British Virgin Islands, became subsidiaries of VSUS Secured
               Services, Inc.

          B.   ACQUISITION OF 1STALERTS, INC.

               As of April 14, 2004, the Company acquired 1stAlerts, Inc., a
               Delaware corporation, when it merged with and into the Company's wholly-owned Delaware subsidiary, First Info Network, Inc. (the
               "1stAlerts Merger"). At the time of the 1stAlerts Merger, among other things: (i) the Company exchanged 13,000,000 shares of its common stock, and 200 shares of its Series B Participating
               Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, Inc., (ii) the Company issued
               warrants to purchase 1,697,367 shares of its common stock, at an exercise of $0.19 per share, in exchange for warrants to purchase shares of common stock of 1stAlerts, Inc., (iii) the Company assumed $1,040,000 of promissory notes from 1stAlerts, Inc., and
               (iii) certain officers of directors of 1stAlerts, Inc. became the
               Company's officers and directors.

               As a result of the 1stAlerts Merger, and the transfer of assets described in 11(b) above, the Company became a holding company operating through its two wholly-owned subsidiaries, VSUS Secured
               Services, Inc. and First Info Network, Inc.

          C.   ADJUSTMENT TO TERMS OF SECURITIES ISSUED IN UPON CONVERSION OF
               LOAN

               Pursuant to the Series A Transaction Documents (see Note 5), the
               Company agreed to file a registration statement (the
               "Registration Statement") to register the shares of common stock underlying the Series A Convertible Preferred Stock, Class A
               Warrants, Class B Warrants and Class C Warrants no later than 45 days after the Closing Date (the "Required Filing Date"). For various reasons, the Company was not able to satisfy its
               requirement to file the Registration Statement on or prior to the
               Required Filing Date.

               As a result, as of April 14, 2005, the Company agreed to,
               contemporaneously with the 1stAlerts Merger, and in full and complete settlement of any claims the holders of the Company's
               Series A convertible Preferred Stock may have had against the
               Company in connection with its failure to file the Registration
               Statement on or before the Required Filing Date: (i) reduce the conversion price of the Series A Preferred Stock, so that each share of Series A Preferred Stock is convertible into such number of shares of the Company's common stock as is determined by dividing $5,000, by $0.25; (ii) reduce the exercise price of the
               Class A Warrants to $0.19 per share, and extend the term to two years from the effective date of the Registration Statement;
               (iii) reduce the exercise price of the Class B Warrants to $0.34 per share, and extend the term to five years from the effective date of the Registration Statement; and (iv) reduce the exercise price of the Class C Warrants to $0.47 per share.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF U.S. DOLLARS)

NOTE 11: SUBSEQUENT EVENTS (UNAUDITED) (CONT.)

          D.   CONVERSION OF INTEREST INTO SHARES OF COMMON STOCK

               Contemporaneously with its acquisition of 1stAlerts, Inc., the
               Company converted the accrued interest on the convertible loan
               (see Note 5) into 708,263 shares of its common stock, as full and complete payment thereof.

          E.   SALE OF 12% CONVERTIBLE DEBENTURES AND WARRANTS

               As of April 14, 2005, contemporaneously with its acquisition of
               1stAlerts, Inc., the Company sold an aggregate of: (i) $215,000 of its 12% Convertible Debentures (the "Debentures"), (ii)
               215,000 Class A Warrants, (iii) 215,000 Class B Warrants, and
               (iv) 215,000 Class C Warrants to four lenders.

               The Debentures, which have a maturity date of December 3, 2005, are convertible into such number of shares of the Company's common stock as is determined by dividing the amount of the
               Debentures, by $0.25. Each of the Class A Warrants has a term of two years from the effective date of a registration statement the
               Company is obligated to file (the "Registration Statement") to register the shares of its Common Stock underlying the
               Debentures, among other of its securities, and an exercise price of $0.19. Each of the Class B Warrants has a term of five years from the effective date of the Registration Statement, and an exercise price of $0.34. Each of the Class C Warrants has a term of five years from the date of issuance, and an exercise price of
               $0.47.

          F.   ISSUANCE OF SHARES TO A FORMER STOCKHOLDER OF FORMULA

               The Company and a former stockholder of Formula (see Note 1b)
               agreed to revise the terms of a Promissory Note in the amount of
               $100, which was paid to the former stockholder of Formula in consideration of cancellation of Formula's stocks held by him.
               According to the revised terms, the maturity date of the note is extended so that one-third of the amount is payable on April 14,
               2005, one-third is payable thirty days after and the one-third sixty days after. In addition, in consideration for the
               stockholder's agreement to extend the maturity date of the note, the Company issued him 124,750 shares of its common stock.

          G.   NEW CONSULTING AGREEMENT

               Simultaneously with the Company's acquisition of 1stAlerts, Inc., as of April 14, 2005, the Company re appointed its consultant
               (see Note 3d), as a director of the Company and its wholly-owned subsidiary, VSUS Secured Services, Inc. In connection with his appointment, the Company entered into a new Consulting Agreement with the consultant, pursuant to which he shall serve as a consultant in connection with the Company's operations, and the operations of VSUS Secured Services, Inc., in Israel. In
               consideration for his services as a consultant, the Company issued him options to purchase 1,000,000 shares of the Company's common stock, at an exercise price of $0.001 per share.

          H.   ADDITIONAL ISSUANCES OF STOCK OPTIONS PURSUANT TO THE COMPANY'S
               2003 STOCK OPTION PLAN

               During 2005 the Company issued an aggregate of 4,088,258 options to purchase shares of its Common Stock, at exercise prices ranging from $.001 to $1.78, pursuant to its 2003 Stock Option
               Plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

          On May 20, 2004, we dismissed HJ & Associates, LLC as our certifying accountant. The reports of HJ & Associates on our former parent, and predecessor filer, Formula Footwear, Inc.'s financial statements for the fiscal years ended
March 31, 2002 and March 31, 2003, and subsequent interim periods, did not contain an adverse opinion, or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principle, except that HJ & Associates issued an explanatory paragraph in its fiscal 2002 and 2003 reports as to
Formula Footwear's ability to continue as a going concern. Our board of directors approved the decision to change certifying accountants. During our two most recent fiscal years, and subsequent interim periods, there were no disagreements with HJ & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates would have caused it to make reference to such disagreement in its reports.

          Effective as of May 20, 2004, we engaged Brightman Almagor & Co., a member firm of Deloitte Touche Tohmatsu, to act as our certifying accountant.
During the two most recent fiscal years, and subsequent interim periods, prior to this change in certifying accountants, neither we, nor Formula Footwear,
Inc., consulted Brightman Almagor & Co. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event.

          We had no other changes of, or disagreements with, our auditors during the fiscal year ended December 31, 2004.

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

ITEM 8B. OTHER INFORMATION.

          There was no information we were required to disclose in a report on
Form 8-K during the fourth quarter of 2004, which was not so reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AS OF DECEMBER 31, 2004

          The following table sets forth the names of all of our directors and executive officers, as of December 31, 2004. Gen. Danny Rothschild, who had been a director of our since January 1, 2004, resigned as of December 7, 2004.

NAME          AGE   OFFICES HELD
----          ---   ------------
Amiram Ofir    51   Chief Executive Officer and Director
Matis Cohen    40   President and Director
Hannah Ofir    55   Secretary
Omri Mann      40   Director

AMIRAM OFIR. Mr. Ofir was our Chief Executive Officer, and a director of ours, from January 1, 2003 through January 28, 2005. He was also the Chief Executive
Officer and Chief Technology Officer for Safe Mail Development Ltd., a
subsidiary of ours, a position he held since November 2001, and Galiad Computers
Ltd., a position he held since January 1988. Mr. Ofir has a bachelors degree in
Chemistry and Physics, and a masters degree in Theoretical Chemistry, from
Hebrew University, located in Jerusalem, Israel.

MATIS COHEN. Mr. Cohen was our President, and was a director and consultant of ours from January 1, 2003 through January 6, 2005. He was also our Managing
Director from December 2001 through December 2002. Prior to this, from April
1999 through December 2001, he was the Managing Director and General Manager for
Great Court Trading, located in Israel. Mr. Cohen holds a bachelors degree in
Finance from Touro College, located in New York, New York.

HANNAH OFIR. Mrs. Ofir was our Secretary from October 2000 through January 28,
2005. She was also the Secretary for Safe-Mail Development Ltd., a subsidiary of ours, since January 2001. Prior to this she was the Secretary for Galiad
Computers, from October 1994 to December 2000. Mrs. Ofir holds a PhD in
Unorganic and Physical Chemistry from Hebrew University, located in Jerusalem,
Israel.

OMRI MANN. Mr. Mann was a director of ours from January 2001 through February
2005. Mr. Mann is a computer programmer for ScaleMP, a position he's held since
April 2003. Prior to this he was a computer programmer for Biomedicon, from
December 1999 through February 2003. Mr. Mann holds a bachelors degree in Math and Computer Science from Hebrew University, located in Jerusalem, Israel.

EVENTS SUBSEQUENT TO DECEMBER 31, 2004 AND IDENTIFICATION OF CURRENT OFFICERS
AND DIRECTORS

          Effective as of January 6, 2005, following a vote of our Common
Stockholders at a special meeting, Mr. Matis Cohen was removed from our board of directors, and, subsequently, as our President. However, simultaneously with our acquisition of 1stAlerts, Inc., as of April 14, 2005, (i) Mr. Cohen was
reappointed to our board of directors, and (ii) we entered into a consulting agreement with Mr. Cohen, pursuant to which he will serve as a consultant in connection with our operations, and the operations of VSUS Secured services,
Inc., our wholly-owned subsidiary, in Israel.

          Effective as of January 28, 2005, we entered into a Settlement
Agreement with Mr. Amiram Ofir, pursuant to which, among other things, he resigned as our Chief Executive Officer, and director of ours, and Hannah Ofir,
Mr. Ofir's spouse, resigned a our Secretary. Contemporaneously with Mr. Ofir's resignation, Eliyahu Kissos was appointed as our President and a director of ours.

          Effective as of January 6, 2005, Omri Mann resigned as a director of ours.

          Effective as of April 14, 2005, we acquired 1stAlerts, Inc., a
Delaware corporation, when it merged with and into First Info Network, Inc., our wholly-owned subsidiary. At the time of the merger, among other things, (i)
Steven Goldberg became our Chief Financial Officer and Secretary, and a director of ours, and (ii) Cameron McCormick and Krishna Guda became directors of ours.

          As a result of the foregoing, the following table sets forth the names of all of our directors and executive officers, as of the date hereof:

NAME                AGE   OFFICES HELD
----                ---   ------------
Eliyahu Kissos       46   President and Director
Steven Goldberg      43   Chief Financial Officer, Secretary and Director
Matis Cohen          40   Director
Cameron McCormick    25   Director
Krishna Guda         38   Director

ELIYAHU KISSOS. Mr. Kissos has been our President and director, and the
President and director of each of our subsidiaries, since January 28, 2005.
Prior to joining our company, Mr. Kissos was the Financial Controller for
Unilever Bestfoods Israel Ltd., since May 2002. Prior to this, he held other positions with Unilever Bestfoods Israel Ltd., and its predecessors, since 1993.
Mr. Kissos is a Certified Public Accountant, licensed in the State of
California. In 1989, he received an MBA degree from Long Island University, located in Brooklyn, New York. He also holds a BA degree in Accounting and
Economics, which he received from the University of Haifa in Haifa, Israel, in
1983. Mr. Kissos does not hold directorships in any other reporting companies.

STEVEN GOLDBERG. Mr. Goldberg was appointed our Chief Financial Officer, and a director of ours, upon consummation of the 1stAlerts Merger, as of April 14,
2005. Since that time he has also been Chief Financial Officer, and a director, of First Info Network, Inc., our wholly-owned subsidiary. Prior to the 1stAlerts
Merger, Mr. Goldberg was the Vice President of 1stAlerts, Inc., a position he held since July 2004. From December 2002, through the time he joined 1stAlerts,
Inc., Mr. Goldberg was an independent management consultant. Prior to this, he was Operations Manager/IS Director for Comprehensive Capital Corporation, a
broker/dealer, commencing in 1982. Mr. Goldberg does not hold directorships in any other reporting companies.

MATIS COHEN. Mr. Cohen has been a director and consultant of ours, and of VSUS
Secured Services, Inc., our wholly-owned subsidiary, since April 14, 2005. Prior to this, he was our President, and a director of ours, and of Safe Mail
Development, Inc., our wholly-owned subsidiary, from January 1, 2003 through
January 6, 2005. He was also our Managing Director from December 2001 through
December 2002. Prior to this, from April 1999 through December 2001, he was the
Managing Director and General Manager for

Great Court Trading, located in Israel. Mr. Cohen holds a bachelors degree in
Finance from Touro College, located in New York, New York. Mr. Cohen does not hold directorships in any other reporting companies.

CAMERON MCCORMICK. Mr. McCormick was appointed a director of ours at the effective time of the 1stAlerts Merger, on April 14, 2005. Since that time, he has also been a director of First Info Network, Inc., our wholly-owned subsidiary. Since October 2003, Mr. McCormick has been a Web developer for
Onehop Internet Services, located in Lake City, FL. Prior to this, from July
2001 through October 2003, Mr. McCormick handled tech support for Command
AntiVirus, located in Jupiter, FL. Mr. McCormick is a certified PHP developer.
Mr. McCormick does not hold directorships in any other reporting companies.

KRISHNA GUDA. Mr. Guda was appointed a director of ours at the effective time of the 1stAlerts Merger, on April 14, 2005. Since that time, he has also been a director of First Info Network, Inc., our wholly-owned subsidiary. Since August
2004, Mr. Guda has served as developer for First Info Network, Inc., our wholly-owned subsidiary, which is the surviving company of a merger with
1stAlerts, Inc. Prior to this, Mr. Guda was the Senior Software Engineer for
Comserv Group, a position he held since 1998. Mr. Guda does not hold directorships in any other reporting companies.

SIGNIFICANT EMPLOYEES

          Other than as mentioned above, we have no employees who are not executive officers, but who are expected to make significant contributions to our business.

FAMILY RELATIONSHIPS

          Amiram Ofir, who was our Chief Executive Officer, and director of ours, from January 1, 2003 through January 28, 2005, is the spouse of Hannah
Ofir, our former Secretary.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

          Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of ours:

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

AUDIT COMMITTEE FINANCIAL EXPERT

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and
Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2004.

CODE OF ETHICS

          We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

     The following table discloses, for the fiscal years ended December 31,
2004, 2003 and 2002, certain compensation paid to our named executive officers, being (i) our former Chief Executive Officer, and (ii) the President of our
former parent, Formula Footwear, Inc., which merged into our company as of June
9, 2004. No other officer of ours earned more than $100,000 in annual compensation during the fiscal year ended December 31, 2004.

--------------------------------------------------------------------------------
                                                                      Long-Term
                                                                    Compensation
                                                                    ------------
                                                      Salary and     Securities
                                                        Other        Underlying
                                                        Annual        Options/
                                                     Compensation       SARS
Name and Principal Position                   Year       ($)            (#)
--------------------------------------------------------------------------------
Amiram Ofir(1)                                2004     $ 91,000         90,000
Former Chief Executive Officer                2003     $ 96,000      1,750,000
and Director                                  2002     $105,000              0
--------------------------------------------------------------------------------
Stephen R. Fry(2)                             2004            0              0
Former President and Director of Formula      2003            0              0
Footwear, Inc., the predecessor filer         2002            0              0
--------------------------------------------------------------------------------

----------
     (1)  Mr. Ofir resigned as our Chief Executive Officer and a director of ours, effective as of January 28, 2005. At the time of his resignation, the 1,840,000 stock options he had been granted, pursuant to our 2003 Stock Option Plan, were cancelled, and were replaced with non-plan options to purchase (i) 1,093,750 shares of our Common Stock, at an exercise price of $0.01 per share, and (ii) 90,000 shares of our
          Common Stock, at an exercise price of $0.001 per share.

     (2)  Mr. Fry resigned as our parent company's President and director as of
          April 15, 2004, the date our parent company, Formula Footwear, Inc., the predecessor filer, acquired us.

OPTION/SAR GRANTS

          The following table provides information on option/SAR grants during the fiscal year ended December 31, 2004 to our named executive officers, being
(i) our former Chief Executive Officer, and (ii) the President of our former parent, Formula Footwear, Inc., which merged into our company as of June 9,
2004.

-------------------------------------------------------------------------------------------
                                             Percent Of
                                        Total Options/ SARs
                 Number Of Securities         Granted
                      Underlying            To Employees      Exercise Or
                 Options/SARS Granted         In Fiscal        Base Price
Name                     (#)                   Year             ($/SH)      Expiration Date
-------------------------------------------------------------------------------------------

Amiram Ofir(1)          90,000                  35.7%            $0.001        1/31/2009
-------------------------------------------------------------------------------------------
Stephen R. Fry               0                  N/A               N/A             N/A
-------------------------------------------------------------------------------------------

----------
     (1)  Mr. Ofir resigned as our Chief Executive Officer, and a director of ours, effective as of January 28, 2005. At the time of his resignation, the 90,000 stock options he had been granted in the fiscal year

          ended December 31, 2004, pursuant to our 2003 Stock Option Plan, were cancelled, and were replaced with non-plan options to purchase 90,000 shares of our Common Stock, at an exercise price of $0.001 per share.

OPTION/SAR EXERCISES AND YEAR-END OPTION/SAR VALUES

          The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

                    Shares                        Number of Securities           Value of Unexercised
                 Acquired on                     Underlying Unexercised      In-The-Money Options/SARs at
                   Exercise    Value Realized   Options/SARs at FY-End (#)          FY-End ($) (1)
Name                  (#)           ($)         Exerciseable/Unexercisable    Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------

Amiram Ofir(1)        0              0                90,000/0                          $0.00
Stephen R. Fry        0              0                     0/0                          $0.00
---------------------------------------------------------------------------------------------------------

----------
     (1)  Mr. Ofir resigned as our Chief Executive Officer and a director of ours, effective as of January 28, 2005. At the time of his resignation, the 90,000 stock options he had been granted in the fiscal year ended December 31, 2004, pursuant to our 2003 Stock Option
          Plan, were cancelled, and were replaced with non-plan options to purchase 90,000 shares of our Common Stock, at an exercise price of
          $0.001 per share.

LONG-TERM INCENTIVE AWARDS

          We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2004.

COMPENSATION OF DIRECTORS

          There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments. We have, however, entered into the following agreements with certain directors of ours:

          CONSULTING AGREEMENT WITH DANIEL ROTHSCHILD

          As of January 1, 2004, we entered into a consulting agreement with
Gen. Danny Rothschild, under which Gen. Rothschild served as a strategic consultant and director for our company. In consideration of the services provided by Gen. Rothschild, we paid him a fee of $7,500 per quarter. Pursuant to the consulting agreement, Gen. Rothschild was also entitled to a commission of 5% of the net proceeds of any sales generated by his services. In addition, pursuant to the consulting agreement, we granted him options to purchase 120,000 shares of our Common Stock, at an exercise price of $0.51 per share.

          On December 7, 2004, Gen. Rothschild resigned as a director of ours.
In accordance with the terms of the consulting agreement, either party had the right to terminate the consulting agreement at any time, upon sixty (60) days prior written notice. Since Gen. Rothschild's services as a director were material to the consulting agreement, we terminated the consulting agreement, as of the date of his resignation.

          As a result of his resignation, all of the stock options we granted him have now expired.

          CONSULTING AGREEMENT WITH MATIS COHEN

          Effective as of January 1, 2003, we entered into a consulting agreement with Matis Cohen, who, at that time, was our President and a director of ours. Pursuant to the consulting agreement, we paid Mr. Cohen a consulting fee totaling $78,000 per year. We also reimbursed him for expenses incurred in connection with his consulting services.

          In connection with Mr. Cohen's services as an officer and director of ours, pursuant to our 2003 Stock Option Plan: (i) as of January 1, 2003, we
granted Mr. Cohen stock options to purchase 910,000 shares of our Common Stock, at an exercise price of $0.01 per share (the "2003 Options"); and (ii) as of
February 1, 2004, we granted Mr. Cohen stock options to purchase 42,000 shares of our Common Stock, at an exercise price of $0.001 per share (the "2004
Options").

          The term of the consulting agreement was to continue until December 1,
2005. However, effective as of January 6, 2005, following a vote of our common stockholders at a special meeting, Mr. Cohen was removed from our board of directors, and, subsequently, as a officer of ours. At that time, the consulting agreement was, in effect, terminated. As a result, 341,250 of the 2003 Options, which had not already vested, automatically expired on the date thereof.

          Simultaneously with our acquisition of 1stAlerts, Inc., as of April
14, 2005, Mr. Cohen was reappointed to our board of directors. At that time, we entered into a new consulting agreement with Mr. Cohen.

          Pursuant to the new consulting agreement, Mr. Cohen shall provide consulting services to us in connection with our operations, and the operations of our wholly-owned subsidiary, VSUS Secured Services, Inc., in Israel. The new consulting agreement shall continue shall continue for two (2) years, after which either party can terminate the agreement upon ninety (90) days written notice to the other party. The agreement also contains confidentiality and other customary provisions.

          In connection with Mr. Cohen's reinstatement as a director of ours, and of our wholly-owned subsidiary, VSUS Secured Services, Inc., we reissued his
341,250 stock options, which had expired at the time of his removal. The stock options: (i) are exercisable at a price of $0.001 per share, (i) vested 50% on the date of Mr. Cohen's reinstatement, and (ii) will vest with the respect to the remaining 50% on June 30, 2005.

          In addition, in consideration for his services as a consultant, we issued Mr. Cohen options to purchase 1,000,000 shares of our Common Stock, at an exercise price of $0.001 per share. These options vested 100% on the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

          We have entered into the following agreements with an officer of ours:

          EMPLOYMENT AGREEMENT WITH AMIRAM OFIR

          Effective as of January 1, 2003, we entered into an employment agreement with Amiram Ofir, to serve as our Chief Executive Officer and a director of ours. Mr. Ofir was entitled to receive a base salary of $90,000 in the first year of the employment agreement, such amount to be increased by 10%
in each additional year of the employment agreement. In addition to base salary, the employment agreement entitled Mr. Ofir to bonuses, at the discretion of the board of directors, use of an automobile and cellular telephone, normal and customary social benefits, and other benefits. The employment agreement contained confidentiality, non-compete and other customary provisions.

          As of January 28, 2005, we entered into a Settlement Agreement with
Mr. Ofir, pursuant to which, among other things:

               o    Mr. Ofir resigned as our Chief Executive Officer, and as a director of ours, and as an officer and director of certain of our subsidiaries;

               o    The employment agreement between Mr. Ofir and our company
                    was terminated;

               o    4,389,000 shares of our Common Stock held by Ofir Holding
                    Limited, a company controlled by Mr. Ofir, and 649,000
                    shares of our Common Stock, jointly owned by Mr. Ofir and
                    Hannah Ofir, Mr. Ofir's spouse, and an officer of ours, were sold to Eli Kissos, our new President and director, for an aggregate purchase price of $170,000;

               o    Stock options to purchase: (i) 1,750,000 shares of our
                    Common Stock, at an exercise price of $0.01 per share, which had an expiration date of December 31, 2007, and (ii) 90,000 shares of our Common Stock, at an exercise price of $0.001 per share, which were immediately exercisable and had an
                    expiration date of January 31, 2009, which we previously
                    granted to Mr. Ofir pursuant to our 2003 Stock Option Plan, were terminated;

               o    Stock options to purchase: (i) 1,093,750 shares of our
                    Common Stock, at an exercise price of $0.01 per share, which expire on December 31, 2007 (which amount is identical to
                    the amount of stock options described above that had vested as of the effective date of the Settlement Agreement), and
                    (ii) 90,000 shares of our Common Stock, at an exercise price of $0.001 per share, which expire on January 31, 2009, were granted to Mr. Ofir; and

               o    Mr. Ofir agreed not to compete with us, through December 31,
                    2006, in certain business opportunities we intend to pursue.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AS OF DECEMBER
31, 2004

          To the knowledge of management, and based upon a review of the stock ledger maintained by our transfer agent and registrar, the following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock as of December 31, 2004, as well as the share holdings of the then members of management:

--------------------------------------------------------------------------------
                      Name And                         Amount And
                     Address Of                         Nature Of
                     Beneficial                        Beneficial     Percent Of
                       Owner                            Ownership      Class(1)
--------------------------------------------------------------------------------
Amiram Ofir
Chief Executive Officer and Director                    6,221,750(2)     45.8%
--------------------------------------------------------------------------------
Hannah Ofir
Secretary                                               6,221,750(3)     45.8
--------------------------------------------------------------------------------
Ofir Holdings Limited                                   4,389,000(4)     35.4
--------------------------------------------------------------------------------
Tadayuki Harada                                         1,632,750(5)     12.8
--------------------------------------------------------------------------------
Tetraktys, Inc.                                         1,364,000        11.0
--------------------------------------------------------------------------------
Ian Buller                                                777,125(6)      6.2
--------------------------------------------------------------------------------
Matis Cohen
President and Director                                    610,750(7)      4.7
--------------------------------------------------------------------------------
Omri Mann                                                 110,000          *
Director
--------------------------------------------------------------------------------
All Executive Officers and Directors as a Group
(4 persons)                                             6,942,500(8)     48.9%
--------------------------------------------------------------------------------

----------
* Represents less than 1% of our outstanding Common Stock.

(1)  Percentage of beneficial ownership is based upon the 12,392,896 shares of our Common Stock which was outstanding as of December 31, 2004, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

(2)  Consists of: (i) 4,389,000 shares of Common Stock held in the name of Ofir
     Holdings Limited, a company in which Mr. Ofir shares ownership, (ii)
     options to purchase 1,093,750 shares of Common Stock, at an exercise price of $0.01 per share, granted to Mr. Ofir on January 1, 2003, (iii) 649,000 shares of Common Stock jointly owned by Mr. Ofir and his spouse, and (iv)
     options to purchase 90,000 shares of Common Stock, at an exercise price of
     $0.001 per share, granted to Mr. Ofir on February 1, 2004.

(3)  Consists of: (i) 4,389,000 shares of Common Stock held in the name of Ofir
     Holdings Limited, a company in which Mrs. Ofir shares ownership, (ii)
     options to purchase 1,093,750 shares of Common Stock, at an exercise price of $0.01 per share, granted to Mrs. Ofir's spouse on January 1, 2003, (iii)
     649,000 shares of Common Stock jointly owned by Mrs. Ofir and her spouse, and (iv) options to purchase 90,000 shares of Common Stock, at an exercise price of $0.001 per share, granted to Mrs. Ofir's spouse on February 1,
     2004.

(4)  Ofir Holdings Limited is a company in which Amiram Ofir and Hannah Ofir share ownership.

(5)  Consists of: (i) 1,364,000 shares of Common Stock held in the name of
     Tetraktys, Inc., a company owned by Mr. Harada, and (ii) options to purchase 268,750 shares of Common Stock, at an exercise price of $0.01 per share, granted to Mr. Harada on January 1, 2003.

(6)  Consists of: (i) 649,000 shares of Common Stock, and (ii) options to purchase 128,125 shares of Common Stock, at an exercise price of $0.01 per share, granted to Mr. Buller on January 1, 2003.

(7)  Consists of: (i) options to purchase 568,750 shares of Common Stock, at and exercise price of $0.01 per share, granted to Mr. Cohen on January 1, 2003, and (ii) options to purchase 42,000 shares of Common Stock, at an exercise price of $0.001 per share, granted to Mr. Cohen on February 1, 2004.

(8)  Consists of: (i) options to purchase 1,662,500 shares of Common Stock, at an exercise price of $0.01 per share, granted on January 1, 2003, (ii)
     options to purchase 132,000 share of Common Stock, at an exercise price of
     $0.001 per share, granted on February 1, 2004, and (iii) 5,148,000 shares of Common Stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AS OF THE DATE
OF THIS REPORT

          As a result of, among other things: (i) a settlement agreement we entered into with Amiram Ofir, our former Chief Executive Officer and director;
(ii) the resignation of certain other officers and directors of ours, and (iii)
our acquisition of 1stAlerts, Inc., the terms of which are described elsewhere in this report, the following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock, as well as the share holdings of the current members of management, as of the date hereof:

--------------------------------------------------------------------------------
                      Name And                         Amount And
                     Address Of                         Nature Of
                     Beneficial                        Beneficial     Percent Of
                      Owner(1)                          Ownership      Class(2)
--------------------------------------------------------------------------------
PDB Irrevocable Trust                                   8,775,000        32.7%
--------------------------------------------------------------------------------
Eliyahu Kissos
President                                               5,038,000        18.8
--------------------------------------------------------------------------------
LBDP Irrevocable Trust                                  3,350,000        12.5
--------------------------------------------------------------------------------
Matis Cohen
Director                                                1,781,385(3)      6.4
--------------------------------------------------------------------------------
Tadayuki Harada                                         1,632,750(4)      6.0
--------------------------------------------------------------------------------
Tetraktys, Inc.                                         1,364,000         5.1
--------------------------------------------------------------------------------
All Executive Officers and Directors as a Group
(5 persons)                                             6,819,385(5)     24.3%
--------------------------------------------------------------------------------

----------
* Represents less than 1% of our outstanding Common Stock.

(1)  Unless otherwise indicated, the address of all persons is c/o VSUS
     Technologies Incorporated, 444 Madison Avenue, 24th Floor, New York, New
     York 10022.

(2)  Percentage of beneficial ownership is based upon the 26,836,659 shares of our Common Stock which is outstanding as of the date hereof, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

(3)  Consists of: (i) 610,750 shares of Common Stock, and (ii) options to purchase 1,170,635 shares of Common Stock, at and exercise price of $0.001 per share, granted to Mr. Cohen as of April 14, 2005.

(4)  Consists of: (i) 1,364,000 shares of Common Stock held in the name of
     Tetraktys, Inc., a company owned by Mr. Harada, and (ii) options to purchase 268,750 shares of Common Stock, at an exercise price of $0.01 per share, granted to Mr. Harada on January 1, 2003.

(5)  Consists of: (i) options to purchase 1,170,635 shares of Common Stock, at an exercise price of $0.001 per share, and (ii) 5,648,750 shares of Common
     Stock.

CHANGES IN CONTROL

          To the knowledge of our management, there are no present arrangements or pledges of our securities which may result in a change in control of our company. Recently, our company has changed control, as follows:

          CHANGE OF CONTROL UPON SETTLEMENT WITH A FORMER OFFICER AND DIRECTOR
OF OURS

          As of January 28, 2005, we entered into the Settlement Agreement, with
Amiram Ofir (the "Settlement Agreement"), who, prior to that date had been our
Chief Executive Officer, and a director of ours, and an officer and director of each of our subsidiaries. Pursuant to the Settlement Agreement, among other things:

               o    4,389,000 shares of our Common Stock held by Ofir Holding
                    Limited, a company controlled by Mr. Ofir, and 649,000
                    shares of our Common Stock, jointly owned by Mr. Ofir and
                    Hannah Ofir, Mr. Ofir's spouse and an Officer of ours, were sold to Eliyahu Kissos, who, at the time, became our
                    President and sole director, for an aggregate purchase price of $170,000 (the "Purchase Price"). The Purchase Price was
                    negotiated as part of the overall settlement, and,
                    therefore, did not necessarily represent the market value of shares of our Common Stock on the date of the transaction;

               o    Mr. Ofir resigned as our Chief Executive Officer, and as a director of ours, and as an officer and director of our
                    subsidiaries; and

               o    Hannah Ofir, Mr. Ofir's spouse, and an officer of ours,
                    resigned.

          As mentioned above, as of the effective date of the Settlement
Agreement, Eliyahu Kissos was appointed as our President and sole director.

          By virtue of: (i) Mr. Kissos's acquisition of approximately 40.7% of our issued and outstanding Common Stock; (ii) the resignations of Mr. Ofir and
Mrs., Ofir, as officers and directors of ours, and of our subsidiaries, as applicable; and (iii) the appointment of Mr. Kissos as our President and sole director, and as the President and sole director of each of our subsidiaries, a
"change of control" of our company is deemed to have occurred as of January 28,
2005.

          CHANGE OF CONTROL UPON MERGER WITH 1STALERTS, INC.

          Effective as of April 14, 2005, we acquired 1stAlerts, Inc., a
Delaware corporation, when it merged with and into First Info Network, Inc., our wholly-owned subsidiary, pursuant to an Agreement and Plan of Merger we entered into with these parties (the "Merger Agreement").

          Pursuant to the Merger Agreement, at the effective time of the merger,
(i) the separate corporate existence of 1stAlerts, Inc. ceased, and First Info
Network, Inc. continued as the surviving corporation, (ii) the 200 shares of
1stAlerts, Inc.'s issued and outstanding Common Stock were converted into and exchanged

for an aggregate of (a) 13,000,000 shares of our Common Stock, and (b) 200 shares of our Series B Participating Preferred Stock, and (iii) 1stAlerts'
officers and directors became officers and directors of ours, and of First Info
Network, Inc.

          The source of the consideration used by 1stAlerts' stockholders to acquire their respective interests in our company at the time of the merger was the exchange of shares of 1stAlerts' Common Stock.

          By virtue of (i) the approximately 47.9% of our issued and outstanding shares of Common Stock acquired at the effective time by 1stAlerts'
stockholders, and (ii) the appointment of 1stAlerts' officers and directors as officers and directors of ours, the merger is deemed to have involved a "change of control" of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

          As of January 28, 2005, in order to help fund our operations, we borrowed an aggregate of $62,834 from Matis Cohen, who had, prior to his removal as an officer and director of ours on January 6, 2003, been our President and a director of ours, since January 2003. We issued a promissory note to Mr. Cohen, pursuant to which the loan must be repaid on or prior to January 27, 2005, in addition to any interest, which accrues on the principal amount of the note, at a rate of 12% per annum. As of April 14, 2005, contemporaneously with our acquisition of 1stAlerts, Inc., Mr. Cohen was reinstated as a director of ours, and of VSUS Secured Services, our wholly-owned subsidiary. Simultaneously with his reinstatement as a director of ours, we entered into a consulting agreement with Mr. Cohen, pursuant to which he will serve as a consultant with regard to our operations, and the operations of VSUS Secured Services, Inc., in Israel.

          For a description of any additional transactions between members of management, five percent stockholders, "affiliates," promoters and finders, see the caption "Recent Sales of Unregistered Securities" of Item 5.

ITEM 13. EXHIBITS

EXHIBIT NO.   EXHIBIT TYPE
-----------   ------------

   2.1        Agreement and Plan of Merger, by and among, VSUS Technologies Incorporated, First Info
              Network, Inc. and 1stAlerts, Inc. (1)

   2.2        Certificate of Merger of 1stAlerts, Inc. with and into First Info Networks, Inc. (1)

   4.1        Certificate of Designation of Series A Convertible Preferred Stock (2)

   4.2        Certificate of Designation of Series B Participating Preferred Stock (1)

   4.3        Form of Class A Warrant (2)

   4.4        Form of Class B Warrant (2)

   4.5        Form of Class C Warrant (2)

   4.6        Form of 1stAlerts Convertible Promissory Note (1)

   4.7        Amended Promissory Note of Jenson Services, Inc. (1)

   10.1       Letter Agreement, between VSUS Technologies Incorporated and Jenson Services, Inc. (1)

   10.2       Form of Pledge Agreement, between VSUS Technologies Incorporated and Pre-Merger Stockholders
              of 1stAlerts, Inc. (1)

   10.3       Securities Purchase Agreement, between VSUS Technologies Incorporated and Series A Holders (2)

   10.4       Form of 1stAlerts Loan Agreement (1)

   10.5       Call Option Agreement (1)

   16.1       Letter of HJ & Associates, in Compliance with Item 304 of Regulation S-B (3)

   21.1       List of Subsidiaries of VSUS Technologies Incorporated (1)

----------
     (1)  Filed herewith
     (2)  Incorporated by reference from our Current Report on Form 8-K, dated
          November 3, 2004
     (3)  Incorporated by reference from our Current Report on Form 8-K, dated
          May 20, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The following table sets out fees billed by our principal accountant for audit and related services for each of the previous two fiscal years:

                          Fees billed for 2004   Fees billed for 2003
Description of Services   fiscal year            fiscal year
---------------------------------------------------------------------
Audit Fees                       $47,000                $25,000
---------------------------------------------------------------------
Audit-Related Fees               $     0                $     0
---------------------------------------------------------------------
Tax Fees                         $     0                $     0
---------------------------------------------------------------------
All Other Fees                   $     0                $     0
---------------------------------------------------------------------

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

                                           VSUS TECHNOLOGIES INCORPORATED

Date: April 15, 2005                       By: /s/ Eliyahu Kissos
                                               ---------------------------------
                                               Eliyahu Kissos
                                               President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Eliyahu Kissos           President and Director               April 15, 2005
--------------------------   (Principal Executive Officer)
Eliyahu Kissos

/s/ Steven Goldberg
--------------------------   Chief Financial Officer, Secretary   April 15, 2005
Steven Goldberg              and Director
                             (Principal Financial and
                             Accounting Officer)

/s/ Matis Cohen              Director                             April 15, 2005
--------------------------
Matis Cohen

                                  EXHIBIT INDEX

EXHIBIT NO.   EXHIBIT TYPE
-----------   ------------

   2.1        Agreement and Plan of Merger, by and among, VSUS Technologies Incorporated, First Info
              Network, Inc. and 1stAlerts, Inc. (1)

   2.2        Certificate of Merger of 1stAlerts, Inc. with and into First Info Networks, Inc. (1)

   4.1        Certificate of Designation of Series A Convertible Preferred Stock (2)

   4.2        Certificate of Designation of Series B Participating Preferred Stock (1)

   4.3        Form of Class A Warrant (2)

   4.4        Form of Class B Warrant (2)

   4.5        Form of Class C Warrant (2)

   4.6        Form of 1stAlerts Convertible Promissory Note (1)

   4.7        Amended Promissory Note of Jenson Services, Inc. (1)

   10.1       Letter Agreement, between VSUS Technologies Incorporated and Jenson Services, Inc. (1)

   10.2       Form of Pledge Agreement, between VSUS Technologies Incorporated and Pre-Merger Stockholders
              of 1stAlerts, Inc. (1)

   10.3       Securities Purchase Agreement, between VSUS Technologies Incorporated and Series A Holders (2)

   10.4       Form of 1stAlerts Loan Agreement (1)

   10.5       Call Option Agreement (1)

   16.1       Letter of HJ & Associates, in Compliance with Item 304 of Regulation S-B (3)

   21.1       List of Subsidiaries of VSUS Technologies Incorporated (1)

----------
     (1)  Filed herewith
     (2)  Incorporated by reference from our Current Report on Form 8-K, dated
          November 3, 2004
     (3)  Incorporated by reference from our Current Report on Form 8-K, dated
          May 20, 2004

