Form 10QSB
period 2005-03-31
VSUS TECHNOLOGIES INC
filed 2005-06-10
CIK 772370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                                  For the quarterly period ended  March 31, 2005
                                                                 ---------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to__________

                                            Commission file number  002-98748-D
                                                                  --------------

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

             444 Madison Ave., 27th Floor, New York, New York 10022
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 8, 2005, the issuer had
28,007,284 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X]

                         VSUS TECHNOLOGIES INCORPORATED

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      INDEX
                                      -----



                                                                                                            PAGE NO.
                                                                                                            --------

PART I.    FINANCIAL INFORMATION

Item.1     Financial Statements................................................................................ 3

           Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited)
              and December 31, 2004............................................................................ 4

           Condensed Consolidated Statement of Operations for the three months ended
              March 31, 2005 and 2004 (unaudited).............................................................. 5

           Condensed Consolidated Statement of Changes in Stockholders' Deficiency............................. 6

           Condensed Consolidated Statement of Cash Flows for the three months ended

PART II.   OTHER INFORMATION



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         VSUS TECHNOLOGIES INCORPORATED
                         ------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   -------------------------------------------
                              AS OF MARCH 31, 2005
                              --------------------
                                    UNAUDITED
                                    ---------

            INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

                                                                          PAGE
                                                                          ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Notes to the Condensed Consolidated Financial Statements...................8-16

                         VSUS TECHNOLOGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                             March 31,
                                                                               2005
                                                                          ---------------
                                                                           (Unaudited)

ASSETS:

CURRENT ASSETS
Cash and cash equivalents                                                 $            1
Other receivables                                                                      2
                                                                          ---------------
                                                                                       3
                                                                          ---------------

FIXED ASSETS, NET                                                                      -
                                                                          ---------------
                                                                          $            3
                                                                          ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Short-term bank credit                                                                15
Accrued expenses                                                                     533
Accrued interest                                                                     120
Other payables                                                                       131
Related parties                                                                      178
                                                                          ---------------
                                                                                     977
                                                                          ---------------

LONG-TERM LIABILITIES
Related Party                                                                        166
CONVERTIBLE PREFERRED STOCK (350 shares issued, 305 outstanding),
  stated at its liquidation preference                                             1,571
                                                                          ---------------
                                                                                   1,737
                                                                          ---------------

CONTINENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIENCY

Common Stock                                                                          13
Additional paid-in-capital                                                         4,102
Deferred stock based compensation                                                 (2,670)
Accumulated deficit                                                               (4,156)
                                                                          ---------------
                                                                                  (2,711)
                                                                          ---------------
                                                                          $            3
                                                                          ===============


The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                            CUMULATIVE FROM
                                                                                              SEPTEMBER 20,
                                                                                                 2000
                                                                                               (INCEPTION)
                                                                                              TO MARCH 31,
                                                             For the Three Months Ended           2005
                                                                     March 31,
                                                           -------------- --------------
                                                                 2005           2004
                                                           -------------- --------------    ------------------

Revenue                                                      $         -    $         8        $        1,728

Cost of revenues                                                       -             15                   232
                                                           -------------- --------------    ------------------

     Gross profit                                                      -             (7)                1,496

Research and development expense                                       -             48                 1,420
Sales and marketing                                                    -             57                   944
General and administrative expense                                   324            185                 2,577
Merger expenses                                                        -            106                   409
                                                           -------------- --------------    ------------------

Operating loss                                                      (324)          (403)               (3,854)

Financing expenses, net                                               54             59                   302
                                                           -------------- --------------    ------------------

Net loss                                                     $      (378)   $      (462)       $       (4,156)
                                                           ============== ==============    ==================

Basic and diluted loss per share                             $     (0.03)   $     (0.04)
                                                           ============== ==============

Weighted average number of shares outstanding                 12,466,723     11,836,012
                                                           ============== ==============



The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES, INCORPORATED
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     (IN THOUSAND, EXCEPT NUMBER OF SHARES)
                                  (UNAUDITED)



                                                   FOR THE
                                                THREE MONTHS
                                                    ENDED
                                               MARCH 31, 2005                                      ACCUMULATED
                                                                                                     DEFICIT
                                                COMMON STOCK        ADDITIONAL                        DURING
                                          -----------------------    PAID-IN      DEFERRED STOCK   DEVELOPMENT
                                             SHARES       AMOUNT     CAPITAL       COMPENSATION       STAGE          TOTAL
                                          ------------  ---------- -------------- -------------- --------------- --------------

Balance at Janauary 1, 2005                12,392,896        $ 12     $ 1,436      $       (51)      $ (3,778)       $ (2,381)

Value assigned to stock options                     -           -           5                -              -               5
Value assigned to buy back of
  shares from former officer                        -           -       2,601           (2,601)             -               -
Excericise of stock options                   610,750           1                                                           1
Deferred compensation                               -           -          60              (60)             -               -
Amortization of deferred compensation               -           -           -               42              -              42
Net loss-Quarter ended March 31, 2005               -           -           -                -           (378)           (378)
                                          ------------  ---------- -------------- -------------- --------------- --------------
Balance at March 31, 2005                  13,003,646        $ 13     $ 4,102      $    (2,670)      $ (4,156)       $ (2,711)
                                          ============  ========== ============== ============== =============== ==============


The accompanying notes to these financial statements form an integral part thereof.



                         VSUS TECHNOLOGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                 CUMULATIVE FROM
                                                                                                                SEPTEMBER 20, 2000
                                                                               FOR THE THREE MONTHS ENDED         (INCEPTION) TO
                                                                                           MARCH                     MARCH 31,
                                                                               ---------------------------         -----------
                                                                                  2005           2004                  2005
                                                                               ------------   ------------         -----------
                                                                                       (UNAUDITED)                 (UNAUDITED)

CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period                                                              ($378)         ($462)          ($4,156)
Adjustments to reconcile net loss to net cash used in operating actvities:
         Depreciation and amortization                                                   -              2                33
         Amortization of deferred stock-based compensation                              42            102             1,318
         Compensatory elements of stock issuances                                        5              -                 5
         Accrued dividend-preferred stock                                               46              -                46
         Transfer of assets to former officer                                           49              -                49
         Interest to related party                                                       5              5                41
         Accrued interest on convertible loan                                            -             53               171
         Decrease (increase) in accounts receivable and other current assets             4              -                (2)
         Increase (decrease) in accrued expenses                                        68           (169)              654
         Increase in related party                                                     130             40               309
                                                                               ------------  -------------         ---------
              Net cash provided by (used in) operating activities                      (29)          (429)           (1,532)
                                                                               ------------  -------------         ---------

CASH FLOWS-INVESTING ACTIVITIES
        Reverse merger                                                                   -              -              (200)
        Purchase of fixed assets                                                         -             (7)              (82)
                                                                               ------------   ------------         ---------
                                                                                         -             (7)             (282)
                                                                               ------------   ------------         ---------
        Net cash provided by (used in) operating activities

CASH FLOWS-FINANCING ACTIVITIES
        Short term bank credit                                                           9              -                15
        Exercise of stock options                                                        1              -
        Receipt of convertible loan                                                      -            450             1,475
        Issuance of share capital                                                        -              -               325
                                                                               ------------   ------------         ---------
        Net cash provided by financing activities                                       10            450             1,815
                                                                               ------------   ------------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (19)            14                 1
CASH AND CASH EQUIVALENTS-
        BEGINNING OF PERIOD                                                             20            661
                                                                               ------------   ------------         ---------

CASH AND CASH EQUIVALENTS-
        END OF PERIOD                                                                   $1           $675                $1
                                                                               ============   ============         =========


The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND RECENT DEVELOPMENTS

BASIS OF PRESENTATION
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by VSUS Technologies Incorporated ("VSUS" or the "Company") in
accordance with accounting principles generally accepted in the United States of
America. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the
Company as of March 31, 2005, and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Annual Report on Form 10-KSB for the year ended December 31,
2004.

These results for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VSUS Technologies Incorporated was incorporated in Delaware on September 20,
2000. Following its establishment, the Company organized, at the end of 2000, two wholly-owned subsidiaries: Safe Mail International Ltd., a company registered in the British Virgin Islands and Safe Mail Development Ltd., a
company registered in Israel. As of August 31, 2004, the Company established two additional wholly-owned subsidiaries: VSUS Secured Services, Inc., a Delaware corporation and First Info Network, Inc., a Delaware corporation.

The Company and its subsidiaries (hereinafter - "the Group") are engaged in development, marketing and sale of secure messaging systems and secure content management solutions, which enable business to be conducted via the Internet in a secure environment.

The Company is considered to be in the development stage and has earned limited revenues to date. Business activities to date have focused on product and marketing research, product development and raising capital.

RECENT DEVELOPMENTS
-------------------

Transfer of Assets to a Subsidiary

Effective as of April 13, 2005, the Company reorganized its business by transferring substantially all of its business assets into VSUS Secured
Services, Inc., its wholly-owned subsidiary. Consequently, its two subsidiaries,
Safe Mail Development Ltd., a company organized under the laws of Israel, and
Safe Mail International Ltd., a company organized under the laws of the British
Virgin Islands, became subsidiaries of VSUS Secured Services, Inc.

Acquisition of 1stAlerts, Inc.

As of April 14, 2005, the Company acquired 1stAlerts, Inc., a Delaware corporation, when it merged with and into the Company's wholly-owned Delaware subsidiary, First Info Network, Inc. (the "1stAlerts Merger"). At the time of the 1stAlerts Merger, among other things: (i) the Company exchanged 13,000,000 shares of its common stock, and 200 shares of its Series B Participating
Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, Inc., (ii) the Company issued warrants to purchase 1,697,367 shares of its common stock, at an exercise of $0.19 per share, in exchange for warrants to purchase shares of common stock of 1stAlerts, Inc., (iii) the
Company assumed $1,040,000 of promissory notes from 1stAlerts, Inc., and (iii)
certain officers and directors of 1stAlerts, Inc. became the Company's officers and directors.

As a result of the 1stAlerts Merger, and the transfer of assets described above, the Company became a holding company operating through its two wholly-owned subsidiaries, VSUS Secured Services, Inc. and First Info Network, Inc.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

GOING CONCERN
-------------

As reflected in the accompanying financial statements, the Company's operations for the three months ended March 31, 2005, resulted in a net loss of $378,000 and the Company's balance sheet reflects a net stockholders' deficit of
$2,711,000. These factors raise substantial doubt as to the ability of the
Company to continue as a going concern. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current and potential stockholders and lenders, making strategic acquisitions and increasing the marketing of its products and services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENTS IN U.S. DOLLARS
------------------------------------

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

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the financial statements of the
Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated.

LOSS PER COMMON SHARE
---------------------

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based upon the average market price of common shares outstanding during the period. For the quarter ended March 31, 2005 and
2004, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

STOCK-BASED COMPENSATION
------------------------

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

For purposes of estimating fair value in accordance with SFAS 123, the Company utilized the Black - Scholes option-pricing model. The following assumptions were utilized in such calculations for the quarter ended March 31, 2005 (all in weighted averages):

                                                     2004
                                                     ----
         Risk-free interest rate                     3.6%
         Expected life of options                    5
         Expected dividend yield                     None
         Volatility                                  0%

Based on these assumptions there are no differences in the amount of stock-based compensation according to FASB 123 compared to the amount measured according to
APB 25.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

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

SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued and requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair-value-based method in this Statement is similar to the fair-value-based method in SFAS 123 in most respects. The costs associated with the awards will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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
The Company is required to implement SFAS 123(R) on January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB No. 29". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June
15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement was issued.
Retroactive application is not permitted.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

Effective as of January 28, 2005, the Company entered into a settlement agreement with a former officer and director. Pursuant to the settlement agreement, among other things, (i) the former officer and director resigned from his duties with the Company and sold all of the Company's common stock held by him; (ii) the Company granted to

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the former officer and director a worldwide, perpetual license to use and market certain of its intellectual property; (iii) the former officer and director agreed to provide the Company with certain customer service and support, and development services; (iv) the Company agreed to reimburse the former officer and director for certain amounts paid by him on behalf of the Company, and sell him, or a company founded by him, certain assets with a carrying value of
$49,000 without additional consideration; (v) the former officer and director agreed to forfeit certain amounts due to him from the Company; and (vi) the
Company canceled an aggregate of 1,840,000 options to purchase shares of its common stock, at exercise prices ranging between $0.001 and $0.01 per share, which the Company previously granted to him under its 2003 Stock Option Plan, and replaced them with an aggregate of 1,183,750 non-plan options to purchase shares of the Company's common stock, at exercise prices ranging between $0.001 and $0.01 per share.

Pursuant to the Settlement Agreement (described above), among other things,
5,038,000 shares of our Common Stock held and controlled by the former officer and director were sold to the Company's newly appointed President and director, for an aggregate purchase price of $170,000 (the "Purchase Price"). The Purchase
Price was negotiated as part of our settlement with the former officer and director, and, therefore, does not necessarily represent the fair market value of our Common Stock on the date of the transaction. As a result of this transaction and an employment agreement with the Company's newly appointed
President dated April 28, 2005, the Company will record a charge of $2,601,000 to reflect the excess of the fair value of the shares purchased over the
$170,000 during the quarter ended June 30, 2005.

The Company is party to a revenue collection service agreement with a related party. According to the agreement, the Company should pay the related party a commission of 15% of the collected revenues, but not less than $30,000 per annum. In addition, this related party was entitled to $30,000 per annum for consulting services to the Company. Effective as of February 2005, the related party resigned from his duties with the Company.

During the year ended December 31, 2004, the Company paid $150,000 to a related party for business development and marketing services in Japan. Effective as of
February 2005, the related party resigned from his duties with the Company.

Effective January 28, 2005, the Company signed a promissory note of $62,384 with a former officer of the Company to reimburse him for expenses paid by him on behalf of the Company. Principal and accrued interest are payable on or prior to the one year anniversary of the date of this Note. The loan bears an interest rate of 12% per annum.

NOTE 4 - CONVERTIBLE LOAN

In November 2003, the Company signed two loan agreements. Pursuant to the first loan agreement, the Company was to receive loans from several lenders in the total amount of $1,500,000. The Company issued promissory notes in this amount.
Principal and accrued interest at the rate of 12% per annum were payable in full after one year. As of December 31, 2003, a total of $900,000 was received, and an aggregate amount of $475,000 was received during 2004. Pursuant to the second loan agreement, the Company was to receive a loan from a lender in the total amount of $200,000. The loan amount bears interest at the non-negotiable rate of
24% per annum. During 2004, the Company received $100,000.

Pursuant to those two loan agreements, the loans, in the aggregate amount of
$1,750,000 million (the "Loan"), are convertible into 350 units of the Company's securities (the "Units"), at a purchase price of $5,000 per Unit (the "Original
Purchase Price"). Each Unit will consist of: (i) one share of the Company's
Series A Convertible Preferred Stock (the "Convertible Preferred Stock"); (ii)
5,000 Class A Warrants; (iii) 5,000 Class B Warrants; and (iii) 5,000 Class C
Warrants (the Class A Warrants, Class B Warrants and Class C Warrants are
hereinafter sometimes referred to collectively as the "Warrants"). The Company expects to pay accrued and unpaid interest on the Loan to the lenders in cash, with the exception of $50,000 in interest due according to the second loan agreement, which has been integrated into the amount of the Loans.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On November 3, 2004 (the "Closing Date"), the Loan was converted into 350 Units, at a purchase price of $5,000 per Unit.

Due to the immaterial value of the Warrants as of November 3, 2004, the whole amount of the converted loan was allocated to the Convertible Preferred Stock.

The amount of the Convertible Preferred Stock presented in the Financial
Statements is net of $225,000 of loans, which were not received by the Company through March 31, 2005.

Without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of Series A Preferred Stock, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class, the Company shall not:

          (i) create or issue any new class of shares or securities with equal or superior rights to the rights of the Series A Preferred Stock or entering into any other transaction, including any amendment of the Company's Certificate of Incorporation, that adversely affects the holders of the Series A Preferred
Stock as a class, for which with respect to securities with equal rights to the rights of the Series A Preferred Stock consent shall not be unreasonably withheld;

          (ii) declare or pay any dividend on any shares of capital stock other than the Series A Preferred Stock;

          (iii) repurchase or redeem any shares of Common Stock except from an employee upon termination of employment with the Company;

          (iv) repurchase or redeem any shares of Series A Preferred Stock except as provided in Section 5(b) hereof;

          (v) effect any transaction that would constitute a Liquidity Event;

          (vi) effect a sale, transfer or other disposition (excluding inventory and other sales in the ordinary course of business) in any transaction or series of related transactions of more than 25% of the fair market value of the
Company's consolidated assets.

          (vii) increase or decrease the number of authorized shares of any series of Preferred Stock, for which consent shall not be unreasonably withheld;

          (viii) amend, alter or repeal any preferences, rights, powers or other terms of the Series A Preferred Stock so as to adversely affect the Series A
Preferred Stock;

          (ix) increase the size of the Board of Directors;

          (x) voluntarily liquidate or wind-up the Company;

          (xi) amend the Company's Certificate of Incorporation;

          (xii) enter into any transaction with senior management or other affiliates except for any arms-length employment agreements; and

          (xiii) enter into any debt or lease transaction, other than working capital loans, equipment leases and other similar transactions in the ordinary course of business, except for, such debt or lease transaction that, in the aggregate, do not exceed $100,000.

The holders of the Convertible Preferred Stock (the "Holders") have certain preferential dividend and liquidation rights. In addition, the Convertible
Preferred Stock is redeemable: (i) at the election of any Holder after thirteen months following the Closing Date, subject to the Holder's option to have the
Company redeem the Convertible Preferred Stock from the proceeds of any offering of the Company's securities resulting in gross proceeds of $5,000,000 or more (a
"Qualified Offering"), at a purchase price equal to the Original Purchase Price, plus any accrued and unpaid dividends; or (ii) at the Company's election after sixteen months following the Closing Date, at a purchase price equal to 130% of the Convertible Preferred Stock's Original Purchase Price, plus any accrued and unpaid dividends. Also, each of the 350 shares of Convertible Preferred Stock outstanding is convertible into such number of shares of the Company's Common
Stock as is determined by dividing $5,000, by $0.51. At March 31, 2005, the
Company had recorded approximately $46,000.

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
See Note 7, "Subsequent Event," for changes to conversion terms to the Series A
Preferred Stock and Warrants.

NOTE 5- SHAREHOLDERS' DEFICIENCY

In March 2005, the Company granted to a consultant for professional services stock options to purchase 80,000 shares of its common stock at an exercise price of $.01 per share. The options vest on January 31, 2006. Since the Company's stock has had a historically limited "public market", the fair value of the stock options estimated on the date of grant was determined using the value of the services of $80,000. The $80,000 and has been recorded as Deferred
Compensation and is being amortized over the period of service.

In March 2005, the Company granted to a consultant stock options for professional services rendered to purchase 8,258 shares of its common stock at an exercise price of $1.70 per share. The options vest on July 14, 2005. Since the Company's stock has had a historically limited "public market", the fair value of the stock options estimated on the date of grant was determined using the value of the services rendered. The value of services was determined to be
$5,000 and has been recorded as a compensatory stock element expense in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2005.

In March 2005, a former director and officer of the Company exercised 610,750 stock options at an exercise price of $.001.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6- COMMITMENTS AND CONTINGENCIES

NET LOSS PER SHARE
------------------

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

              Options to purchase common stock                       3,172,625
              Warrants to purchase common stock                      5,250,000
              Convertible preferred stock (1)                        7,708,264
                                                                    ----------
                     Total as of March 31, 2005                     16,130,889
                                                                    ==========

     (1) Based on revised conversion rate of $.25.

     Substantial and potential issuances after March 31, 2005:

              Convertible Notes                                        860,000
              Options to purchase common stock                       5,341,250

              Common stock issued in connection with the
                  1stAlerts Merger                                  13,000,000
              Warrants to purchase stock issued in connection with
                  The 1stAlerts Merger                               1,697,367
                                                                    ----------
                        Total                                       20,898,617
                                                                    ==========

In addition, in connection with the 1stAlert Merger, the shares of Series B
Participating Preferred Stock Issued are potentially convertible into common shares based on a formula described in Note 7.

NOTE 7-SUBSEQUENT EVENTS

Transfer of Assets to a Subsidiary

Effective as of April 13, 2005, the Company reorganized its business by transferring substantially all of its business assets into VSUS Secured
Services, Inc., its wholly-owned subsidiary. Consequently, its two subsidiaries,
Safe Mail Development Ltd., a company organized under the laws of Israel, and
Safe Mail International Ltd., a company organized under the laws of the British
Virgin Islands, became subsidiaries of VSUS Secured Services, Inc.

Acquisition of 1stAlerts, Inc.

As of April 14, 2004, the Company acquired 1stAlerts, Inc., a Delaware corporation, when it merged with and into the Company's wholly-owned Delaware subsidiary, First Info Network, Inc. (the "1stAlerts Merger"). At the time of the 1stAlerts Merger, among other things: (i) the Company exchanged 13,000,000 shares of its common stock, and 200 shares of its Series B Participating
Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, Inc., (ii) the Company issued warrants to purchase 1,697,367 shares of its common stock, at an exercise of $0.19 per share, in exchange for warrants to purchase shares of common stock of 1stAlerts, Inc., (iii) the
Company assumed $1,040,000 of promissory notes from 1stAlerts, Inc., and (iii)
certain officers and directors of 1stAlerts, Inc. became the Company's officers and directors. Immediately after the merger, the Shareholders of 1stAlerts, Inc.
controlled a majority of the voting securities, controlled the board of directors and the officers of 1stAlerts, Inc. became the executive officers of the Company. Accordingly, the merger between 1st Alert's and the

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Company will be accounted for as a reverse merger. 1st Alerts, Inc. was determined to be the "accounting acquirer" in the reverse acquisition.

As set forth in the Certificate of Designation of Series B Participating
Preferred Stock that the Company filed, the holders of the Company's Series B
Participating Preferred Stock: (i) are entitled to participate, on an "as if converted" basis, in any and all dividends paid with respect to our Common
Stock, (ii) have a liquidation preference, which provides that, upon certain
"liquidity events," they will be paid out of the Company's assets prior to the holders of the Company's Common Stock, in parity with the holders of the
Company's other series of preferred stock, and (iii) have no voting rights.

Shares of our Series B Participating Preferred Stock will be automatically converted into shares of the Company's Common Stock upon the occurrence of: (i)
the liquidation, dissolution, or winding up of the Company, (ii) the consolidation, merger or reorganization of the company, which results in a change of control, or (iii) the sale of all or substantially all of the
Company's assets, or the Company's issued and outstanding shares of Common
Stock. In such event, our outstanding shares of Series B Participating Preferred
Stock will be converted into shares of the Company's Common Stock, so that after such issuance, the holders of shares of the Company's Series B Participating
Preferred Stock will hold, in the aggregate, a number of shares of the Company's
Common Stock equal to the percentage of the total "Fair Market Value" of the
Company represented by the "Fair Market Value" of First Info Network, Inc., the
Company's wholly-owned subsidiary, determined by a mutually agreed upon independent appraiser. In addition, any time on or after the third anniversary of the effective date of the 1stAlerts Merger, any holder of shares of the
Company's Series B Participating Preferred Stock may convert such shares into the number of shares of the Company's Common Stock as is determined by the following formula:

         x = y ((A/B) x (C/D))

A =   Number of shares of Series B Participating Preferred Stock owned by the holder.
B =   Total number of issued and outstanding shares of Series B Participating
      Preferred Stock.
C =   Fair Market Value of First Info Network, Inc. on the conversion date.
D =   Fair Market Value of the  Company on the conversion date.
y =   Total number of shares of the Company's Common Stock issued and outstanding on the conversion date.
x =   Number of shares of the Company's Common Stock into which the holder of shares of Series B Participating Preferred Stock is entitled to convert.

Each of the 1,697,367 Class A Warrants the Company issued in connection with the
1stAlerts Merger have a term of a term of two (2) years from the effective date of a registration statement the Company's obligated to file to register the shares of the Company's Common Stock underlying these warrants, and an exercise price of $0.19.

The pre-merger stockholders of 1stAlerts have been granted the option to purchase up to 95% of the shares of First Info Network, Inc. from the Company under certain circumstances, pursuant to a Call Option Agreement the Company entered into with them.

Adjustment to Terms of Securities Issued upon Conversion of Loan

Pursuant to the Series A Transaction Documents (see Note 4), the Company agreed to file a registration statement (the "Registration Statement") to register the shares of common stock underlying the Series A Convertible Preferred Stock,
Class A Warrants, Class B Warrants and Class C Warrants no later than 45 days after the Closing Date (the "Required Filing Date"). For various reasons, the
Company was not able to satisfy its requirement to file the Registration
Statement on or prior to the Required Filing Date.

As a result, as of April 14, 2005, the Company agreed to, contemporaneously with the 1stAlerts Merger, and in full and complete settlement of any claims the holders of the Company's Series A Preferred Stock may have had against the
Company in connection with its failure to file the Registration Statement on or before the Required Filing Date: (i) reduce the conversion price of the Series A
Preferred Stock, so that each share of Series A Preferred Stock is convertible into such number of shares of the Company's common stock as is determined by dividing $5,000, by

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Conversion of Interest into Shares of Common Stock

Contemporaneously with its acquisition of 1stAlerts, Inc., the Company converted the accrued interest on the convertible loan (see Note 4) into 708,263 shares of its common stock, as full and complete payment thereof.

Sale of 12% Convertible Debentures and Warrants

As of April 14, 2005, contemporaneously with the 1stAlerts Merger, the Company sold an aggregate of: (i) $215,000 of its 12% Convertible Debentures (the
"Debentures"), (ii) 215,000 Class A Warrants, (iii) 215,000 Class B Warrants,
and (iv) 215,000 Class C Warrants to four lenders.

The Debentures, which have a maturity date of December 3, 2005, are convertible into such number of shares of the Company's common stock as is determined by dividing the amount of the Debentures, by $0.25. Each of the Class A Warrants
has a term of two years from the effective date of the Registration Statement, and an exercise price of $0.19. Each of the Class B Warrants has a term of five years from the effective date of the Registration Statement, and an exercise price of $0.34. Each of the Class C Warrants has a term of five years from the date of issuance, and an exercise price of $0.47.

Issuance of Shares to a Former Stockholder

The Company and a former stockholder of Formula Footwear, Inc. ("Formula"), the
Company's former parent, and the predecessor filer, agreed to revise the terms of a Promissory Note in the amount of $100,000 which was paid to the former stockholder of Formula in consideration of its cancellation of shares of
Formula's common stock held by it. According to the revised terms, the maturity date of the note is extended so that one-third of the amount is payable on April
14, 2005, one-third is payable thirty days thereafter, and the one-third is payable sixty days thereafter. As of the date hereof, the first two payments have been made. In addition, in consideration for the stockholder's agreement to extend the maturity date of the note, the Company issued it, and certain of its affiliates, an aggregate of 124,750 shares of the Company's Common Stock.

Reinstatement of Former Director and Consultant

Effective as of January 6, 2005, a former officer, director and consultant of the Company was removed as an officer and director of the Company. As a result of such removal, 341,250 of his options to purchase shares of common stock of the Company, which had not already vested, automatically expired on the date thereof.

As of March 6, 2005, the exercise price of his 568,750 remaining stock options was reduced to $0.001, in an administrative matter, which should have occurred in connection with a stock split the Company effectuated in January 2004. As of
March 21, 2005, the former officer, director and consultant exercised all of these stock options.

Simultaneously with the 1stAlerts Merger, the former officer, director and consultant was reinstated as a director of the Company, and, the Company entered into a new Consulting Agreement with him. In consideration for his services, the
Company reissued 341,250 stock options, which had automatically expired at the time of his removal. The stock options: (i) are exercisable at a price of $.001 per share, (ii) vested 50% on the date of his reinstatement, and (iii) will vest with respect to the remaining 50% on June 30, 2005. Also, in connection with the agreement, the consultant was issued an additional 1,000,000 shares of the
Company's Common Stock, at an exercise price of $.001 per share. The options vested 100% on the date of grant.

As of May 26, 2005, the consultant exercised the 1,170,625 options which had already vested as of that date.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Additional Issuances of Stock Options Pursuant to the Company's 2003 Stock
Option Plan

Contemporaneously with the 1stAlerts Merger, the Company issued (i) options to purchase 2,000,000 shares of its Common Stock, at an exercise price of $.001 per share and (ii) options to purchase 2,000,000 shares of its Common Stock. The options vested 100% upon their grant and have a term of five years from their date of grant.

Entry into Employment Agreement and Issuance of Shares

On April 28, 2005, the Company entered into an Employment Agreement with its
President and director (the "Employment Agreement"), in connection with his services as its President and director. Pursuant to the Employment Agreement, in consideration for his services, the Company issued its President and director
5,038,000 shares of its Common Stock (the "Shares"). The Company has the right to repurchase certain amounts of the Shares under certain circumstances.
Concurrently with entering into the Employment Agreement, the Company's
President and director canceled 5,038,000 shares of Common Stock of the Company he had purchased in January 2005, in connection with the Company's settlement with a former officer and director.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto set forth in Item 1 of this Quarterly
Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for our products, as well as general conditions of the information technology industry.

OVERVIEW

     We were incorporated in Delaware as Safe Mail Limited, on September 20,
2000. On May 15, 2001, we changed our name to VSUS Technologies Incorporated.
Since inception, we have been a developer and marketer of highly secure communication systems for use over the Internet.

     Effective as of April 15, 2004, we became a wholly-owned subsidiary of
Formula Footwear, Inc., a Utah corporation, when we merged with Formula
Acquisition Corp., its wholly-owned Delaware subsidiary. Upon consummation of the merger, our business became the primary business of Formula Footwear, Inc., which had no substantial business operations prior to acquiring our company.
Subsequently, effective as of June 9, 2004, Formula Footwear, Inc., merged with and into our company. After the merger, we continued as the surviving company and successor filer.

     Effective as of April 13, 2005, we reorganized our business by transferring substantially all of our assets to VSUS Secured Services, Inc., a Delaware corporation, and wholly-owned subsidiary of ours (see, "Off-Balance Sheet
Arrangements - Transfer of Assets to a Subsidiary of Ours"). In addition, effective as of April 14, 2005, we acquired 1stAlerts, Inc., a company that enables the provision of up-to-the-minute information over a secure, private intranet, through a combination of push and pull technologies, when it merged with and into our wholly-owned Delaware subsidiary, First Info Network, Inc.
(see, "Off-Balance Sheet Arrangements - Acquisition of 1stAlerts, Inc."). As a
result of these recent developments, we are now a holding company providing information technology products and services to customers through our two wholly-owned subsidiaries, VSUS Secured Services, Inc. and First Info Network,
Inc.

     We are a development stage enterprise. To date we have incurred significant losses from operations and, at March 31, 2005, had an accumulated deficit of
$2,711,000. At March 31, 2005, we had $1,000 of cash and cash equivalents.
Subsequently, as of April 14, 2005, we raised an aggregate of $215,000 in a private offering of our convertible debentures and warrants (see, "Off-Balance
Sheet Arrangements - Sale of 12% Convertible Debentures and Warrants"). As a
result of the consummation of this private offering, combined with the recent merger of 1stAlerts, Inc. into First Info Networks, Inc., our wholly-owned subsidiary, and the anticipated cash flow from the combined company's operations, we believe that we will have sufficient capital to fund our operations (see, "Off-Balance Sheet Arrangements - Acquisition of 1stAlerts,
Inc."). However, until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
2004

     REVENUE: Revenue decreased $8,000, or 100%, to $-0- in the three-month period ended March 31, 2005, as compared to $8,000 in the three-month period ended March 31, 2004. This decrease was primarily due to our attention to the negotiation of a settlement with a former officer and director of ours, pursuant to which the majority of our former employees resigned, and our corresponding acquisition of 1stAlerts, Inc., the collective result of which was a and shift of our company's primary business operations to 1stAlerts' business (see, "Off-
Balance Sheet Arrangements - Settlement with Former Officer and Director of
Ours" and "- Acquisition of 1stAlerts, Inc.").

     RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications and other technology. During the three-month period ended March 31, 2005, we incurred expenses of $-0-
developing our technology, a decrease of $48,000, or 100%, over the $48,000 we incurred during the three-month period ended March 31, 2004. The primary reason for this decrease in research and development expenses, was our attention to the negotiation of a settlement with a former officer and director of ours, pursuant to which the majority of our research and development personnel resigned, and our corresponding acquisition of 1stAlerts, Inc., the collective result of which was a and shift of our company's primary business operations to 1stAlerts'
business (see, "Off-Balance Sheet Arrangements - Settlement with Former Officer and Director of Ours" and "- Acquisition of 1stAlerts, Inc.").

     SALES AND MARKETING EXPENSES: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities. During the three-month period ended March 31, 2005, we incurred expenses of $-0- selling and marketing our products, as compared to $57,000 during the three-month period ended March 31, 2004. This decrease of $57,000, or
100%, is primarily a result of our attention to the negotiation of a settlement with a former officer and director of ours, pursuant to which the majority of our sales and marketing personnel resigned, and our corresponding acquisition of
1stAlerts, Inc., the collective result of which was a and shift of our company's primary business operations to 1stAlerts' business (see, "Off-Balance Sheet
Arrangements - Settlement with Former Officer and Director of Ours" and "-
Acquisition of 1stAlerts, Inc.").

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the three-month period ended March 31, 2005, we incurred $324,000 in general and administrative expenses, as compared to $185,000 during the three-month period ended March 31,
2004. This increase of $139,000, or 75.1%, is primarily a result of an increase in legal and other professional fees we paid in connection with our attention to the negotiation of a settlement with a former officer and director of ours and our corresponding acquisition of 1stAlerts, Inc. (see, "Off-Balance Sheet
Arrangements - Settlement with Former Officer and Director of Ours" and "-
Acquisition of 1stAlerts, Inc.").

     FINANCING EXPENSES: Financing expenses consist primarily of interest and other costs of our financing activities. During the three-month period ended
March 31, 2005, we incurred $54,000 in financing expenses, an decrease of
$5,000, or 9.2%, over the $59,000 incurred during the three-month period ended
March 31, 2004.

     MERGER EXPENSES: Merger expenses consist primarily of legal, accounting and other professional fees we incurred in connection with our merger with Formula
Footwear, Inc., our former parent company. During the three-month period ended
March 31, 2005, we incurred expenses of $-0- in connection with this merger, an decrease of $106,000, or 100%, over the $106,000 incurred during the three-month period ended March 31, 2004.

     NET LOSS: We incurred a net loss of $378,000 ($0.03 per share) for the three-month period ended March 31, 2005, compared to $462,000 ($0.04 per share)
for the three-month period ended March 31, 2004. Our revenues and future profitability are substantially dependent on our ability to:

     o   successfully shift to 1stAlerts' business as our primary business operations;

     o   continue the development of products based on our technology;

     o   identify and obtain clients to purchase our products;

     o   modify our software applications, over time, to provide enhanced benefits to then-existing users;

     o   raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary; and

     o   continue to grow our business through additional acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL: We are a development stage enterprise. As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place over the next twelve months. Our major initiatives through that period are:

     o   shifting to 1stAlerts' business as our primary business operations;

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

     At March 31, 2005, we had negative working capital of $974,000, compared to negative working capital of $744,000 at December 31, 2004.

     We had $1,000 of cash and cash equivalents on hand at March 31, 2005, compared to $20,000 at December 31, 2004. As of April 14, 2005, we raised an aggregate of $215,000 in a private offering of our convertible debentures and warrants (see, "Off Balance Sheet Arrangements - Sale of 12% Convertible
Debentures and Warrants"). As a result of the consummation of this private offering, combined with the recent merger of 1stAlerts, Inc. into First Info
Networks, Inc., our wholly-owned subsidiary, and the anticipated cash flow from the combined company's operations, we believe that we will have sufficient capital to fund our operations (see, "Off Balance Sheet Arrangements -
Acquisition of 1stAlerts, Inc."). However, until such time as we generate sufficient revenues from the sale of our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

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
Ofir. This relationship may prove to be unsuccessful. Any disruption of our relationship with Mr. Ofir and ViVaVu, Inc. might harm our business and operating results.

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

     One of our strategies for growth is the acquisition of businesses, which are synergistic with our current operations. We believe this strategy will be beneficial to us and have a positive effect on our liquidity and capital resources. However, we may not be able to find and consummate acquisitions on terms and conditions acceptable to us. In addition, acquisitions we undertake may end up having a material adverse affect on our business and operations.

     ACQUISITION OF 1STALERTS, INC.

     As of April 14, 2005, we acquired 1stAlerts, Inc., a Delaware corporation, when it merged with and into our wholly-owned Delaware subsidiary, First Info
Network, Inc. (the "1stAlerts Merger"), pursuant to an Agreement and Plan of
Merger, and related agreements, we entered into. At the time of the 1stAlerts
Merger, among other things, (i) we exchanged 13,000,000 shares of our Common
Stock, and 200 shares of our Series B Participating Preferred Stock, for all of
the issued and outstanding shares of capital stock of 1stAlerts, Inc., (ii) we agreed to issue warrants to purchase 1,697,367 shares of 1stAlerts' Common
Stock, in exchange for warrants to purchase shares of Common Stock of 1stAlerts,
Inc., (iii) we agreed to guarantee payment of $1,040,000 of promissory notes assumed by First Info Network, Inc., (iv) we agreed to pledge all of our shares of First Info Network, Inc. to secure repayment of an additional $3,200,000 of promissory notes assumed by First Info Network, Inc., and (v) certain officers of directors of 1stAlerts, Inc. became officers and directors of ours.

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

     In addition, at the effective time of the 1stAlerts Merger, First Info
Network, Inc. assumed promissory notes in the aggregate principal amount of
$3,200,000, which 1stAlerts had issued to two of the pre-merger 1stAlerts stockholders (the "Notes"). The Notes bear interest at the rate of one percentage point per annum above the prime rate. Pursuant to the Notes, concurrently with any public sale, spin-off, or other similar disposition of the shares of First Info Network, Inc., the Notes are convertible into shares of
Common Stock of First Info Network, Inc. at 70% of the "Market Price" (as
determined at the time of

such transaction). As security for the repayment of the Notes, we pledged all of our shares of First Info Network, Inc.

     Each of the 1,697,367 Class A Warrants we issued in connection with the
1stAlerts Merger have a term of a term of two (2) years from the effective date of a registration statement we're obligated to file to register the shares of our Common Stock underlying these warrants, among other of our securities, and an exercise price of $0.19.

     We believe this acquisition will have a positive effect on our liquidity and capital resources. However, our management may find it difficult to integrate 1stAlerts, Inc.'s business with our current business, or the acquisition of 1stAlerts fails to provide us with the benefits we had anticipated. In addition, in connection with the 1stAlerts Merger, we have assumed a substantial amount of debt. As a result, our acquisition of 1stAlerts,
Inc. may have a material adverse affect on our business and operations.

     ADJUSTMENT TO SECURITIES ISSUED IN CONNECTION WITH OUR CONVERSION OF LOANS

     Effective as of November 3, 2004 (the "Closing Date"), we converted an aggregate of $1,750,000 in loans (the "Loans"), and certain accrued interest, payable to certain lenders of ours (each, a "Series A Holder," and collectively, the "Series A Holders"), into a total of: (i) 350 shares of Series A Convertible
Preferred Stock (the "Series A Preferred Stock"), (ii) 1,750,000 Class A
Warrants (in this instance, the "Class A Warrants"), (iii) 1,750,000 Class B
Warrants (in this instance, the "Class B Warrants"), and (iv) 1,750,000 Class C
Warrants (in this instance, the "Class C Warrants"), pursuant to the terms and conditions of a Series A Unit Purchase Agreement, and other related documents
(collectively the "Series A Transaction Documents").

     Pursuant to the Series A Transaction Documents, among other things: (i)
each share of Series A Preferred Stock was convertible into such number of shares of our Common Stock as is determined by dividing $5,000, by $0.51; (ii)
each of the Class A Warrants had a term of one (1) year from the effective date of a registration statement (in this instance, the "Registration Statement")
we're obligated to file to register the shares of Common Stock underlying the shares of Series A Preferred Stock, Class A Warrants, Class B Warrants and Class
C Warrants (collectively, the "Underlying Shares"), and an exercise price of
$0.38; (iii) each of the Class B Warrants had a term of three (3) years from the date of issuance, and an exercise price of $0.68; (iv) each of the Class C
Warrants had a term of five (5) years from the date of issuance, and an exercise price of $0.93; (v) we agreed to file the Registration Statement no later than
45 days after the Closing Date (the "Required Filing Date"); and (vi) the
written consent of the holders of 70% of the shares of Series A Preferred Stock must be obtained for any amendment, waiver or modification of the terms thereof.

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

     SALE OF 12% CONVERTIBLE DEBENTURES AND WARRANTS

     As of April 14, 2005, contemporaneously with our acquisition of 1stAlerts,
Inc., we sold an aggregate of: (i) $215,000 of our 12% Convertible Debentures
(the "Debentures"), (ii) 215,000 Class A Warrants (in this instance, the "Class
A Warrants"), (iii) 215,000 Class B Warrants (in this instance, the "Class B
Warrants"), and (iv) 215,000 Class C Warrants (in this instance, the "Class C
Warrants"), to four (4) lenders.

     The Debentures, which have a maturity date of December 3, 2005, are convertible into such number of shares of our Common Stock as is determined by dividing the amount of the Debentures, by $0.25. Each of the Class A Warrants
has a term of two (2) years from the effective date of the registration statement (in this instance, the "Registration Statement") we're obligated to file to register the shares of our Common Stock underlying the Debentures, Class
A Warrants, Class B Warrants and Class C Warrants, and an exercise price of
$0.19. Each of the Class B Warrants has a term of five years from the effective date of the Registration Statement, and an exercise price of $0.34. Each of the
Class C Warrants has a term of five years from the date of issuance, and an exercise price of $0.47.

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

     ISSUANCE OF SHARES TO JENSON SERVICES AND ITS AFFILIATES

     As of February 24, 2004, we entered into an Agreement and Plan of
Reorganization with Formula Footwear, Inc. (the "Merger Agreement"). At that
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

     o   a promissory note in the principal amount of $100,000 (the "Promissory
         Note"), payable on the earlier of six months from the effective date of a registration statement (in this instance, the "Registration
         Statement") we're obligated to file, or nine months from the date of the Merger Agreement; and

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

     One third of the amount due pursuant to the revised Promissory Note was to be paid on the effective date of our acquisition of 1stAlerts, Inc. The other two thirds due under the revised terms of the Promissory Note must be paid thirty (30) and sixty (60) days thereafter. As of the date hereof, the first two payments have been made pursuant to the revised Promissory Note.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours, or owner of record of more than 5% of our common stock is a party adverse to us, or has a material interest adverse to us in any legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

     In the three-month period ended March 31, 2005, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

     CONVERSION OF LOANS INTO SHARES OF PREFERRED STOCK AND WARRANTS

     As of November 10, 2003, we borrowed an aggregate of $1,750,000 from certain lenders (the "Loans"). As of November 3, 2004, the Loans were converted into units comprised of an aggregate of: (i) 350 shares of our Series A
Convertible Preferred Stock (the "Series A Preferred Stock"), (ii) 1,750,000
Class A Warrants (in this instance, the "Class A Warrants"), (iii) 1,750,000
Class B Warrants (in this instance, the "Class B Warrants"), and (iv) 1,750,000
Class C Warrants (in this instance, the "Class C Warrants"). The purchase price of each unit was $5,000.

     As a result of certain adjustments we made to these securities, as of April
14, 2005:

     o   Each share of Series A Preferred Stock outstanding after the conversion of the Loans is convertible into such number of shares of our Common
         Stock as is determined by dividing $5,000, by $0.25;

     o   Each Class A Warrant issued in connection with the conversion of the
         Loans has a term of two (2) years from the effective date of a registration statement we're obligated to file (in this instance, the
         "Registration Statement") to register the shares of our Common Stock underlying the shares of Series A Preferred Stock, Class A Warrants,
         Class B Warrants and Class C Warrants (the "Underlying Shares"), and an
         exercise price of $0.19;

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

     SECURITIES ISSUED UPON OUR ACQUISITION OF 1STALERTS, INC.

     As of April 14, 2005, we acquired 1stAlerts, Inc., a Delaware corporation, when it merged with and into our wholly-owned Delaware subsidiary, First Info
Network, Inc. (the "1stAlerts Merger"), pursuant to an Agreement and Plan of
Merger we entered into with those parties. At the time of the 1stAlerts Merger, among other things, we exchanged: (i) 13,000,000 shares of our Common Stock, and
200 shares of our Series B Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, Inc., and (ii) warrants to purchase 1,697,367 shares of 1stAlerts' Common Stock, for an equal number of our
Class A Warrants.

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

          x = y ((A/B) x (C/D))

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

     As of March 6, 2005, the exercise price of Mr. Cohen's 568,750 remaining
2003 Cohen Options (as well as 1,584,000 options held by another optionholder)
was reduced to $0.001, to give effect to a stock split we completed in January
2004. As of March 21, 2005, Mr. Cohen exercised his 568,750 2003 Cohen Options, and his 42,000 2004 Cohen Options.

     Simultaneously with our acquisition of 1stAlerts, Inc., as of April 14,
2005, as described elsewhere in this report, Mr. Cohen was reinstated as a director of ours, and was appointed as a director of our wholly-owned subsidiary, VSUS Secured Services, Inc. In connection with his reinstatement, we reissued his 341,250 stock options (the "Director Options"), which had automatically expired at the time of his removal. The Director Options: (i) are exercisable at a price of $0.001 per share, (ii) vested 50% on the date of Mr.
Cohen's reinstatement, and (iii) will vest with respect to the remaining 50% on
June 30, 2005.

     In addition, simultaneously with our acquisition of 1stAlerts, Inc., we entered into a Consulting Agreement with Mr. Cohen, pursuant to which he shall serve as a consultant in connection with our operations, and the operations of
VSUS Secured Services, Inc., our wholly-owned subsidiary, in Israel. In consideration for his services as a consultant, we issued Mr. Cohen options to purchase 1,000,000 shares of our Common Stock, at an exercise price of $0.001 per share (the "Consultant Options"). The Consultant Options vested 100% on the date of grant.

     Effective as of March 26, 2005, Mr. Cohen exercised (i) the 170,625
Director Options that had already vested, and (ii) the 1,000,000 Consultant
Options.

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

     SALE OF 12% CONVERTIBLE DEBENTURES AND WARRANTS

     As of April 14, 2005, contemporaneously with our acquisition of 1stAlerts,
Inc., we sold an aggregate of: (i) $215,000 of our 12% Convertible Debentures
(the "Debentures"), (ii) 215,000 Class A Warrants (in this instance, the "Class
A Warrants"), (iii) 215,000 Class B Warrants (in this instance, the "Class B
Warrants"), and (iv) 215,000 Class C Warrants (in this instance, the "Class C
Warrants"), to four (4) lenders (the "Purchasers"), pursuant to a Securities
Purchase Agreement and related documents.

     The Debentures, which have a maturity date of December 3, 2005, are convertible into such number of shares of our Common Stock as is determined by dividing the amount of the Debentures, by $0.25. Each of the Class A Warrants
has a term of two (2) years from the effective date of a registration statement we're obligated to file (in this instance, the "Registration Statement") to register the shares of our Common Stock underlying the Debentures, among other of our securities, and an exercise price of $0.19. Each of the Class B Warrants has a term of five years from the effective date of the Registration Statement, and an exercise price of $0.34. Each of the Class C Warrants has a term of five years from the date of issuance, and an exercise price of $0.47.

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

     ISSUANCE OF SHARES TO JENSON SERVICES AND ITS AFFILIATES

     On February 24, 2004, we entered into an Agreement and Plan of
Reorganization with Formula Footwear, Inc. (the "Merger Agreement"). At that
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

     o   a promissory note in the principal amount of $100,000 (the "Promissory
         Note"), payable on the earlier of six months from the effective date of a registration statement we're required to file (in this instance, the
         "Registration Statement"), or nine months from the date of the Merger
         Agreement; and

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
offering.

     ISSUANCE OF SHARES TO OUR PRESIDENT

     Pursuant to the Settlement Agreement we entered into with Mr. Amiram Ofir
(described above), among other things, (i) 4,389,000 shares of our Common Stock held by Ofir Holding Limited, a company controlled by Mr. Ofir, and (ii) 649,000 shares of our Common Stock, jointly owned by Mr. Ofir and his spouse, Hannah
Ofir, our former Secretary (collectively, the "Ofir Shares"), were sold to Mr.
Eliyahu Kissos, our newly appointed President and director, for an aggregate purchase price of $170,000 (the

"Purchase Price"). The Purchase Price was negotiated as part of our settlement with Mr. Ofir, and, therefore, does not necessarily represent the fair market value of our Common Stock on the date of the transaction.

     On April 28, 2005, we entered into an Employment Agreement with Mr. Kissos
(the "Employment Agreement"), in connection with his services as our President and director. Pursuant to the Employment Agreement, in consideration for his services, we issued Mr. Kissos 5,038,000 shares of our Common Stock (the "Kissos
Shares"). We have the right to repurchase certain amounts of the Kissos Shares under certain circumstances. Concurrently with entering into the Employment
Agreement, Mr. Kissos cancelled the 5,038,000 Ofir Shares he had purchased in connection with the Settlement Agreement.

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

USE OF PROCEEDS

     As of May 3, 2005, we filed a registration statement on Form S-8 relating to 20,038,000 shares of our Common Stock held by certain selling stockholders.
We will not receive any of the proceeds from the sale of these shares by the selling stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     On February 24, 2004, we entered into an Agreement and Plan of
Reorganization with Formula Footwear, Inc. (the "Merger Agreement"). At that
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

     o   a promissory note in the principal amount of $100,000 (the "Promissory
         Note"), payable on the earlier of six months from the effective date of a registration statement we're required to file (in this instance, the
         "Registration Statement"), or nine months from the date of the Merger
         Agreement; and

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

MATTERS RECENTLY APPROVED BY THE HOLDERS OF SHARES OF OUR SERIES A PREFERRED
STOCK

     Effective as of November 3, 2004 (the "Closing Date"), we converted an aggregate of $1,750,000 in loans (the "Loans"), and certain accrued interest, payable to certain lenders of ours (each, a "Series A Holder," and collectively, the "Series A Holders"), into a total of: (i) 350 shares of Series A Convertible
Preferred Stock (the "Series A Preferred Stock"), (ii) 1,750,000 Class A
Warrants (in this instance, the "Class A Warrants"), (iii) 1,750,000 Class B
Warrants (in this instance, the "Class B Warrants"), and (iv) 1,750,000 Class C
Warrants (in this instance, the "Class C Warrants"), pursuant to the terms and conditions of a Series A Unit Purchase Agreement, and other related documents
(collectively the "Series A Transaction Documents").

     Pursuant to the Series A Transaction Documents, among other things: (i)
each share of Series A Preferred Stock was convertible into such number of shares of our Common Stock as is determined by dividing $5,000, by $0.51; (ii)
each of the Class A Warrants had a term of one (1) year from the effective date of a registration statement we are obligated to file (in this instance, the
"Registration Statement") to register the shares of Common Stock underlying the shares of Series A Preferred Stock, Class A warrants, Class B Warrants and Class
C Warrants (collectively, the "Underlying Shares"), and an exercise price of
$0.38; (iii) each of the Class B Warrants had a term of three (3) years from the date of issuance, and an exercise price of $0.68; (iv) each of the Class C
Warrants had a term of five (5) years from the date of issuance, and an exercise price of $0.93; (v) we agreed to file the Registration Statement no later than
45 days after the Closing Date (the "Required Filing Date"); and (vi) the
written consent of the holders of 70% of the shares of Series A Preferred Stock must be obtained for any amendment, waiver or modification of the terms thereof.

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

     Contemporaneously with the 1stAlerts Merger, we converted the Interest into
708,263 shares of our Common Stock, as full and complete payment thereof.

ITEM 5. OTHER INFORMATION.

     On April 28, 2005, we entered into an Employment Agreement with Mr. Eliyahu
Kissos, in connection with his services as our President, and a director of ours
(the "Employment Agreement"). Pursuant to the Employment Agreement, in
consideration for his services, we issued Mr. Kissos 5,038,000 shares of our
Common Stock (the "Shares"). In addition, as set forth in the Employment
Agreement:

     o   Mr. Kissos may only sell up to 1/16th of the Shares in each calendar quarter, commencing on July 1, 2005, on a cumulative basis; and

     o   If Mr. Kissos' employment is terminated prior to the three (3) year anniversary of the execution of the Employment Agreement, we have the right to repurchase certain amounts of the Shares, under certain circumstances.

     As reported in the Current Report on Form 8-K we filed on May 31, 2005, as of May 26, 2005, our board of directors agreed to waive the aforementioned provisions of the Employment Agreement, to permit Mr. Kissos to transfer
4,500,000 of the Shares to Mr. Matis Cohen, a director of ours, in payment of the principal amount of a promissory note, and accrued interest thereon. Mr.
Kissos and Mr. Cohen, who were interested parties, abstained from voting on this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

     2.1       Agreement and Plan of Merger by and among the Company, First Info
               Network, Inc. and 1stAlerts, Inc.(2)
     2.2       Certificate of Merger of 1stAlerts, Inc. with and into First Info
               Network, Inc.(2)
     4.1       Certificate of Designation of Series A Convertible Preferred
               Stock(3)
     4.2       Certificate of Designation of Series B Participating Preferred
               Stock(2)
     4.3       Form of 12% Convertible Debenture(4)
     4.4       Form of Class A Warrant(5)
     4.5       Form of Class B Warrant(5)
     4.6       Form of Class C Warrant(5)
     4.7       Form of 1stAlerts Convertible Promissory Note(2)
     4.8       Amended Promissory Note of Jenson Services, Inc.(2)
    10.1       Consulting Agreement, dated April 14, 2005, between the Company and Matis Cohen(4)
    10.2       Employment Agreement, dated April 28, 2005, between the Company and Eliyahu Kissos(4)
    10.3       Letter Agreement between the Company and Jenson Services, Inc.(2)
    10.4       Form of Pledge Agreement between the Company and Pre-Merger
               Stockholders of 1stAlerts, Inc.(2)
    10.5       Form of Securities Purchase Agreement between the Company and the
               Series A Holders(2)
    10.6       Form of 1stAlerts Loan Agreement(2)
    10.7       Call Option Agreement(2)
    31.1       Certification of Eliyahu Kissos pursuant to Section 13a-14(a)(1)
    31.2       Certification of Steven Goldberg pursuant to Section 13a-14(a)(1)
    32.1       Certification of Eliyahu Kissos and Steven Goldberg pursuant to
               Section 1350(1)

---------------------
(1)  Filed herewith
(2)  Incorporated by reference from the Company's Annual Report on Form 10-KSB, for the year ended December 31, 2004

(3)  Incorporated by reference from the Company's Quarterly Report on Form
     10-QSB, for the three-month period ended June 30, 2004

(4)  Incorporated by reference from the Company's Registration Statement on Form
     S-8, filed May 3, 2005
(5)  Incorporated by reference from the Company's Current Report on Form 8-K, dated November 3, 2004

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VSUS TECHNOLOGIES INCORPORATED

Date:  June 10, 2005                      By:  /s/ Eliyahu Kissos
     ----------------------                 ------------------------------------
                                                  Eliyahu Kissos
                                                  President

Date:  June 10, 2005                      By:  /s/ Steven Goldberg
     ----------------------                 ------------------------------------
                                                  Steven Goldberg
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

     2.1       Agreement and Plan of Merger by and among the Company, First Info
               Network, Inc. and 1stAlerts, Inc.(2)
     2.2       Certificate of Merger of 1stAlerts, Inc. with and into First Info
               Network, Inc.(2)
     4.1       Certificate of Designation of Series A Convertible Preferred
               Stock(3)
     4.2       Certificate of Designation of Series B Participating Preferred
               Stock(2)
     4.3       Form of 12% Convertible Debenture(4)
     4.4       Form of Class A Warrant(5)
     4.5       Form of Class B Warrant(5)
     4.6       Form of Class C Warrant(5)
     4.7       Form of 1stAlerts Convertible Promissory Note(2)
     4.8       Amended Promissory Note of Jenson Services, Inc.(2)
    10.1       Consulting Agreement, dated April 14, 2005, between the Company and Matis Cohen(4)
    10.2       Employment Agreement, dated April 28, 2005, between the Company and Eliyahu Kissos(4)
    10.3       Letter Agreement between the Company and Jenson Services, Inc.(2)
    10.4       Form of Pledge Agreement between the Company and Pre-Merger
               Stockholders of 1stAlerts, Inc.(2)
    10.5       Form of Securities Purchase Agreement between the Company and the
               Series A Holders(2)
    10.6       Form of 1stAlerts Loan Agreement(2)
    10.7       Call Option Agreement(2)
    31.1       Certification of Eliyahu Kissos pursuant to Section 13a-14(a)(1)
    31.2       Certification of Steven Goldberg pursuant to Section 13a-14(a)(1)
    32.1       Certification of Eliyahu Kissos and Steven Goldberg pursuant to
               Section 1350(1)
---------------------
(1)  Filed herewith
(2)  Incorporated by reference from the Company's Annual Report on Form 10-KSB, for the year ended December 31, 2004
(3)  Incorporated by reference from the Company's Quarterly Report on Form
     10-QSB, for the three-month period ended June 30, 2004
(4)  Incorporated by reference from the Company's Registration Statement on Form
     S-8, filed May 3, 2005
(5)  Incorporated by reference from the Company's Current Report on Form 8-K, dated November 3, 2004

