Form 10QSB
period 2005-06-30
VSUS TECHNOLOGIES INC
filed 2005-08-22
CIK 772370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                           For the quarterly period ended June 30, 2005
                                                          ----------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________

                           Commission file number 002-98748-D
                                                 -------------------------------

                         VSUS TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter

                               Delaware 43-2033337
--------------------------------------------------------------------------------
                (State or other jurisdiction of incorporation or
                 organization) (IRS Employer Identification No.)

             444 Madison Ave., 24th Floor, New York, New York 10022
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2005, the issuer had
28,992,908 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         VSUS TECHNOLOGIES INCORPORATED

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      INDEX



                                                                                                             PAGE NO.
                                                                                                             --------

PART I.    FINANCIAL INFORMATION

Item.1     Financial Statements................................................................................ 4-5

           Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited)

           Condensed Consolidated Statement of Operations (unaudited)
           For the three and six months ended June 30, 2005 and 2004
           For the Period from Inception (September 21, 2000) to June 30, 2005

           Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited)
           For the six months ended June 30, 2005.............................................................. 6

           Condensed Consolidated Statement of Cash Flows (unaudited)
           For the three months ended June 30, 2005 and 2004 .................................................. 7-8

PART II.  OTHER INFORMATION



                                        2

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005
                                    UNAUDITED

            INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                              PAGE
                                                                              ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Notes to the Condensed Consolidated Financial Statements.................. __ - 8


                                        3

                        VSUS TECHNOLOGIES, INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEET)
                                 (IN THOUSANDS)


                                                                   June 30,
                                                                     2005
                                                                ---------------
                                                                 (Unaudited)

ASSETS:

CURRENT ASSETS
Cash and cash equivalents                                          $     20
Other receivables                                                        28
                                                                   --------
                                                                         48
                                                                   --------

Acquired technology                                                   4,522
Goodwill                                                              4,522
FIXED ASSETS, NET                                                       677
                                                                   --------
                                                                   $  9,769
                                                                   ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Short-term bank credit                                                   16
Accrued expenses                                                        875
Convertible debentures (net of debt discount of$ 148)                    67
Accrued interest                                                        357
Other payables                                                          124
Related parties                                                         126
Other liabilities                                                       123
Promissory notes                                                      1,165
                                                                   --------
                                                                      2,853
                                                                   --------

LONG-TERM LIABILITIES
Related Party                                                           170
Convertible debenture                                                 3,400
CONVERTIBLE PREFERRED STOCK (350 shares issued, 310 outstanding)      1,684
                                                                   --------
                                                                      5,254
                                                                   --------

CONTINENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock                                                             29
Additional paid-in-capital                                           10,257
Deferred stock based compensation                                      (563)
Accumulated deficit                                                  (8,061)
                                                                   --------
                                                                      1,622
                                                                   --------
                                                                   $  9,769
                                                                   ========


The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF U.S.DOLLARS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                                                 CUMULATIVE FROM
                                                                                                              (SEPTEMBER 21, 2000)
                                                 For the Three Months Ended       For the Six Months Ended       (INCEPTION) TO
                                                          June 30,                         June 30,                 JUNE 30,
                                                ----------------------------    ----------------------------     --------------
                                                    2005            2004            2005            2004              2005
                                                ------------    ------------    ------------    ------------      ------------

                                                               (UNAUDITED)                        (UNAUDITED)
Revenue                                         $       --      $        110    $       --      $        118      $      1,728

Cost of revenues                                        --                24            --                39               232
                                                ------------    ------------    ------------    ------------      ------------

     Gross profit                                       --                86            --                79             1,496

Research and development expense                         400              60             400             108             1,820
Sales and marketing                                     --               201            --               258               944
General and administrative expense                     2,222             178           2,546             363             5,706
Acquired in process technology                          --                              --                                 --
Merger expenses                                         --               113            --               219               409
                                                ------------    ------------    ------------    ------------      ------------

Operating loss                                        (2,622)           (466)         (2,946)           (869)           (7,383)

Financing expenses, net                                1,283              49           1,337             108             1,209
                                                ------------    ------------    ------------    ------------      ------------

Net loss                                        $     (3,905)   $       (515)   $     (4,283)   $       (977)     $     (8,592)
                                                ============    ============    ============    ============      ============

Basic and diluted loss per share                $      (0.16)   $      (0.04)   $      (0.23)   $      (0.07)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     24,959,694      14,427,995      19,014,698      14,197,940
                                                ============    ============    ============    ============


The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSAND, EXCEPT NUMBER OF SHARES)
                                  (UNAUDITED)



                                                         COMMON STOCK
                                                         -------------  ------
                                                                                 ADDITIONAL     DEFERRED
                                                                                  PAID-IN        STOCK      ACCUMULATED
                                                             SHARES      AMOUNT    CAPITAL    COMPENSATION    DEFICIT        TOTAL
                                                         -------------  ------  -----------  ------------   -----------  ----------

Balance at Janauary 1, 2005                                12,392,896    $ 12     $ 1,436           $ (51)    $ (3,778)   $ (2,381)

Value assigned to stock options issued at below
  market value                                                      -       -           5               -            -           5
Value assigned to buy back of shares from former officer            -       -       1,694          (1,694)           -           -
Excericise of stock options                                 2,531,375       3                                                    3
Common stock issued as consideration for extending the
  terms of a loan                                             124,750       -          46                                       46
Common stock issued in connection with the merger
  with 1stAlerts, Inc.                                     13,000,000      13       4,797                                    4,810
Common stock issued as payment of accrued interest            708,263       1         176                                      177
Value assigned to warrants in connection with
  1stAlerts, Inc. merger                                            -       -         377                                      377
Stock options for services rendered                                 -                 740                                      740
Warrants issued with convertible debentures                         -                  61                                       61
Value assigned to beneficial conversions                            -                 154                                      154
Deferred compensation                                               -       -         771            (771)           -           -
Amortization of deferred compensation                               -       -           -           1,953            -       1,953
Net loss-Six Months ended June 30, 2005                             -       -           -               -       (4,283)     (4,283)
                                                         -------------  ------  ----------  ----------------------------  ---------

Balance at June 30, 2005                                   28,757,284    $ 29    $ 10,257          $ (563)    $ (8,061)    $ 1,662
                                                         =============  ======  ==========  ============================  =========


The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                  CUMULATIVE FROM
                                                                                                  SEPETEMBER 20,
                                                                                   FOR THE            2000
                                                                                SIX MONTHS ENDED  (INCEPTION) TO
                                                                                    JUNE 30,         JUNE 30,
                                                                               ------------------ ----------------
                                                                                2005       2004       2005
                                                                               -------    ------- ----------------
                                                                                  (UNAUDITED)       (UNAUDITED)
CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period                                                       ($4,283)   ($  977)   ($8,061)

Adjustments to reconcile net loss to net cash used in operating actvities:
         Depreciation and amortization                                              48          3         81
         Amortization of deferred stock-based compensation                       1,953        166      3,229
         Compensatory elements of stock issuances                                  791       --          791
         Amortization of debt discount                                             434                   434
         Accrued dividend-preferred stock                                           92       --           92
         Transfer of assets to former officer                                       49       --           49
         Interest to related party                                                   9         10         45
         Accrued interest on convertible loan                                     --           96        171
         Decrease (increase) in accounts receivable and other current assets        (6)       (28)       (12)
         Increase (decrease) in accounts payable and accrued expenses              286         76        871
         Increase in other payables                                               --          100       --
         Increase in related party                                                  70         29        249
                                                                               -------    -------    -------
              Net cash provided by (used in) operating activities                 (557)      (525)    (2,061)
                                                                               -------    -------    -------

CASH FLOWS-INVESTING ACTIVITIES
        Reverse merger                                                            --         (200)      (200)
        Purchase of fixed assets                                                   (21)       (33)      (103)
                                                                               -------    -------    -------
                                                                                   (21)      (233)      (303)
                                                                               -------    -------    -------
        Net cash provided by (used in) operating activities

CASH FLOWS-FINANCING ACTIVITIES
        Short term bank credit                                                      10          9         16
        Proceeds from notes payable                                                351                   351
        Exercise of stock options                                                    2       --            2
        Receipt of convertible loan                                                215        550      1,690
        Receipt of convertible preferred stock                                    --                     --
        Issuance of share capital                                                 --         --          325
                                                                               -------    -------    -------
        Net cash provided by financing activities                                  578        559      2,384
                                                                               -------    -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  --         (199)        20
CASH AND CASH EQUIVALENTS-
        BEGINNING OF PERIOD                                                         20        661
                                                                               -------    -------    -------

CASH AND CASH EQUIVALENTS-
        END OF PERIOD                                                          $    20    $   462    $    20
                                                                               =======    =======    =======


The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                              CUMULATIVE
                                                                                                                 FROM
                                                                                   FOR THE                  SEPETEMBER 20,
                                                                                  SIX MONTHS                     2000
                                                                                     ENDED                  (INCEPTION) TO
                                                                                    JUNE 30,                    JUNE 30,
                                                                            ---------------------------     ----------------
                                                                               2005           2004               2005
                                                                            ------------   ------------     ----------------
                                                                                    (UNAUDITED)                (UNAUDITED)

Supplementary disclosure of Cash Flows Information:

  Interest paid                                                                $  --          $--                $ --
                                                                               =======        =====              ======

  Income taxes paid                                                            $  --          $--                $ --
                                                                               =======        =====              ======

Non-Cash Investing and Financing Transactions:

  Common stock issued for extension of note payable                            $    46        $--                $   46
                                                                               =======        =====              ======

  Issuance of common stock in connection with 1stAlerts merger                 $ 4,810        $--                $4,810
                                                                               =======        =====              ======

Value assigned to warrants assumed in connection with the 1stAlerts merger       $ 377        $--                $  377
                                                                               =======        =====              ======

Common stock issued for payment of accrued interest                            $   177        $--                $  177
                                                                               =======        =====              ======

  Value assigned to beneficial conversion in
    connection with the 12% convertible debenture                              $   154        $--                $  154
                                                                               =======        =====              ======

  Value assigned to warrants issued to purchasers
    of convertible debentures                                                  $    61        $--                $   61
                                                                               =======        =====              ======


In addition, see Note 3 for details related to the acquisition of 1stAlerts

The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS AND MERGER

MERGER

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

On April 14, 2005, VSUS Technologies Incorporated ("the Company") acquired
1stAlerts, Inc., a Delaware corporation, when 1stAlerts, Inc. ("1stAlerts")
merged with and into the Company's wholly-owned Delaware subsidiary, First Info
Network, Inc., collectively referred to as the "1stAlerts Merger". At the time of the 1stAlerts Merger, among other things: (i) the Company exchanged
13,000,000 shares of its common stock, and 200 shares of its Series B
Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, Inc., (ii) the Company issued warrants to purchase
1,861,841 shares of its common stock, at an exercise of $0.19 per share, in exchange for warrants to purchase shares of common stock of 1stAlerts, Inc.,
(iii) the Company assumed $4,565,000 of promissory and convertible notes from
1stAlerts, Inc., and (iii) certain officers and directors of 1stAlerts, Inc.
became officers and directors of the Company.

Each of the 1,861,841 Class A Warrants the Company issued in connection with the
1stAlerts Merger have a term of a term of two (2)years from the effective date of a registration statement the Company's obligated to file to register the shares of the Company's Common Stock underlying these warrants, and an exercise price of $0.19.

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

Since, at the effective time of the 1stAlerts Merger, the Company maintained (a)
a majority of the outstanding shares of common stock of the combined company,
(b) officers who ranked higher than the incoming pre-merger 1stAlerts officers, and (c) the Company has the ability to elect and appoint a voting majority of the governing board, the merger was treated as a forward merger with the Company as the accounting acquirer.

The transaction was accounted for using the purchase method of accounting. The results of 1stAlerts for the period April 14, 2005 through June 30, 2005 are included in the condensed consolidated statement of operations for the three and six months ended June 30, 2005.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2005, and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. These financial statements should be read in conjunction with the financial statements and notes related thereto included the Annual Report 10-KSB for year ended December 31,
2004.

These results for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full fiscal year.
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

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the
United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company has no revenue to date. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying condensed consolidated financial statements, the Company's operations for the three months ended June 30, 2005 and 2004, resulted in a net loss of $13,857,000 and
$515,000, respectively and for the six months ended June 30, 2005 and 2004, resulted in a net loss of $14,235,000 and $977,000, respectively. The Company's balance sheet reflects a net stockholders' deficit of $7,383,000. In addition the Company is delinquent in paying its payroll taxes at June 30, 2005 in the amount of approximately $73,000.

Management's plans in this regard include raising additional cash from current and potential stockholders and lenders, making strategic acquisitions and increasing the marketing of its products and services. As a result of the
Company's acquisition of 1stAlerts, and the anticipated cash flow from the combined company's operations, the Company believes that it will have sufficient capital to fund its operations. However, until such time as the Company generates sufficient revenues from the sale of its products, the Company will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. The
Company has no current arrangements with respect to any additional financing.
Consequently, there can be no assurance that any future financing will be available to the Company when needed, and on commercially reasonable terms. The
Company's inability to derive sufficient revenues from the sale of its products, or obtain additional financing when needed, would have a material adverse effect on the company, requiring the Company to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the Company's then current stockholders.

Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. All of these factors raise substantial doubt as to the ability of the Company to continue as a going concern.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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
No.52"). All exchange gains and losses from remeasurement of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the
Company and its subsidiaries including the operations of 1st Alerts commencing on April 14, 2005. All significant inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates includes the fair value of common stock of $.37 during the quarter ended June 30, 2000. See note 3 for a discussion of this estimate.

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based upon the average market price of common shares outstanding during the period. For the six months and quarter ended June
30, 2005 and 2004, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 3  MERGER

On April 14, 2005, the Company consummated the acquisition of all of the issued and outstanding shares of capital stock of 1stAlerts, through the merger transaction discussed in Note 1.

The Company concludes that since, at the effective time of the 1stAlerts Merger, the Company maintained (a) a majority of the outstanding shares of common stock of the combined company, (b) officers who ranked higher than the incoming pre-merger 1stAlerts officers, and (c) the Company has the ability to elect and appoint a voting majority of the governing board, the merger will be treated as a forward merger with the Company as the accounting acquirer

The transaction was accounted for using the purchase method of accounting.

The following table sets forth the calculation of the purchase price:

Value of VSUS stock issued in connection with the merger with 1stAlerts, Inc.



                                                                          Estimated Fair
                                                             Shares       Value per Share       Equity
                                                                                            Consideration

Common Stock                                                  13,000,000             $.37        $4,810,000
Warrants (as determined under black scholes)                   1,861,841             $.20          $376,399
Series B Preferred Stock                                             200                   Not Determinable
Total Consideration                                           14,862,041                         $5,186,399
Total liabilities assumed, net of debt
discount of $376,399                                                                             $5,193,354
                                                                                                -----------
Total                                                                                           $10,379,753
                                                                                                ===========


As required by paragraph 74 of APB No. 16, "APB 16: Business Combinations", "The
fair value of securities traded in the market is normally more clearly evident than the fair value of an acquired company (paragraph 67). Thus, the quoted market price of an equity security issued to effect a business combination may usually be used to approximate the fair value of an acquired company after recognizing possible effects of price fluctuations, quantities traded, issue costs, and the like (paragraph 23). The market price for a reasonable period before and after the date the terms of the acquisition are agreed to and announced should be considered in determining the fair value of securities issued."

APB 16 continues to state under paragraph, 75, "If the quoted market price is not the fair value of stock, either preferred or common, the consideration received should be estimated even though measuring directly the fair values of assets received is difficult. Both the consideration received, including goodwill, and the extent of the adjustment of the quoted market price of the stock issued should be weighed to determine the amount to be recorded. All aspects of the acquisition, including the negotiations, should be studied, and independent appraisals may be used as an aid in determining the fair value of securities issued. Consideration other than stock distributed to effect an acquisition may provide evidence of the total fair value received".

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In reviewing the transaction, the Company has determined that quoted market price at April 14, 2005, is not indicative of the fair value of the stock. This is because at the time of the merger, the Company's common stock was thinly traded. It was not until August of 2005 that a reasonable volume of shares began to be traded. Since the beginning of August the price ranged from about $0.30 to
$0.54. From the date of the merger to the date that a more active volume of shares began to trade, the Company had no significant announcements or developments in their business.

Based on the above facts, the initial fair value of the Company's Common Stock for the purposes determining the purchase price of the 1stAlerts acquisition was
$0.37 per share. The Company intends to have its common stock and Series B preferred stock valued by a qualified appraiser.

The fair value of the 1stAlert warrants was determined using the Black-Scholes valuation model. To determine the fair value of these warrants, the following assumptions were used: expected volatility of 50.0%, risk-free interest rate of
2.0%, and expected life of two years.

Since, the Series B Participating Preferred Stock has no voting rights, cannot be converted for a period of 3 years from the Merger date (other than a liquidity event defined above), and the number of shares of common stock which could be issued upon conversion is not estimatable as of the merger date, the value of the Series B Preferred stock is not determinable at this time and therefore has not been valued.

The transaction is being accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards ("SFAS") Statement
No. 141, "Business Combinations," with the Company's as the accounting acquirer.
Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The results of
1stAlerts for the period April 14, 2005 through June 30, 2005 are included in the condensed consolidated statement of operations for the three and six months ended June 30, 2005. Goodwill and identifiable intangible assets recorded in the acquisition will be tested periodically for impairment as required by SFAS
Statement No. 142, "Goodwill and Other Intangible Assets". The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities. The Company is in the process of beginning the independent appraisal for certain assets, and refining its internal fair value estimates; therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ. Based on the preliminary purchase price allocation, the following table summarizes estimated fair values of the assets acquired.

Current assets                                       $254,820
Property and equipment                                703,743
Debt discount                                         376,399
Acquired technology                                 4,522,396
Goodwill                                            4,522,396
                                                  -----------
Total                                             $10,379,753
                                                  ===========

Based on this initial allocation of the purchase price, $9,044,791 was allocated to amortizable intangible assets. The future amortization for this assets using the initial valuation and assuming a five-year economic life would be $1,808,958 per year.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following unaudited pro forma information has been prepared assuming that the acquisition of 1stAlerts had taken place at the beginning of the respective periods presented. The unaudited pro forma information presented in the table below represents the combined net loss and loss per share. The pro forma financial information is not necessarily indicative of the combined results that may occur in the future.


                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                                  -------------------------          ------------------------
                                                                  2005                 2004          2005               2004
                                                                  -----               -----          ----               -----
                                                                                      (UNAUDITED)
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues                                                      $    --             $ 110          $   --             $ 118
Net loss from                                                     $(3,905)            $(515)         (4,283)            $(977)
Net loss available to common stockholders                          (3,905)             (515)         (4,283)            $(977)

Basic and diluted loss per common share:
   Continuing operations                                            $(.16)            $(.04)          $(.23)            $(.07)
   Net loss available to common stockholders                        $(.16)            $(.04)          $(.23)            $(.07)


NOTE 4 GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisition of 1stAlert on April 14, 2005, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141,
"Business Combinations". The $9.4 million of goodwill and other intangible assets was recorded as the excess of the purchase price of $10.4 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, "Accounting for Goodwill and Other
Intangible Assets", the Company will continue to assess on an annual basis whether goodwill and other intangible assets acquired in the acquisition of
1stAlerts's are impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets will be amortized over their useful lives, if determinable, and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consisted of the following (in thousands):

Leasehold improvements                                 $  --
Computer hardware                                         21
Assets acquired in merger                                704
                                                       -----
                                                       $ 725
Less: Accumulated depreciation                            48
                                                       -----
                                                       $ 677
                                                       =====

Depreciation expense for the three and six months ended June 30, 2005 and 2004, amounted to $48,000 and $48,000, respectively for 2005 and $ 3,000and $1,000, respectively for 2004. Computer hardware is being depreciated over a useful life of three years.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

Effective as of January 28, 2005, the Company entered into a settlement agreement with a former officer and director. Pursuant to the settlement agreement, among other things, (i) the former officer and director resigned from his duties with the Company and sold all of the Company's common stock held by him; (ii) the Company granted to the former officer and director a worldwide, perpetual license to use and market certain of its intellectual property; (iii)
the former officer and director agreed to provide the Company with certain customer service and support, and development services; (iv) the Company agreed to reimburse the former officer and director for certain amounts paid by him on behalf of the Company, and sell him, or a company founded by him, certain assets with a carrying

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

value of $49,000 without additional consideration; (v) the former officer and director agreed to forfeit certain amounts due to him from the Company; and (vi)
the Company canceled an aggregate of 1,840,000 options to purchase shares of its common stock, at exercise prices ranging between $0.001 and $0.01 per share, which the Company previously granted to him under its 2003 Stock Option Plan, and replaced them with an aggregate of 1,183,750 non-plan options to purchase shares of the Company's common stock, at exercise prices ranging between $0.001 and $0.01 per share.

Pursuant to the Settlement Agreement (described above), among other things,
5,038,000 shares of our Common Stock held and controlled by the former officer and director were sold to the Company's newly appointed President and director, for an aggregate purchase price of $170,000 (the "Purchase Price"). The Purchase
Price was negotiated as part of our settlement with the former officer and director, and, therefore, does not necessarily represent the fair market value of our Common Stock on the date of the transaction. As a result of this transaction and an employment agreement with the Company's newly appointed
President dated April 28, 2005, the Company recorded a charge of $2,601,000 to reflect the excess of the fair value of the shares purchased over the $170,000 during the quarter ended June 30, 2005.

Effective January 28, 2005, the Company signed a promissory note of $62,384 with a former officer of the Company to reimburse him for expenses paid by him on behalf of the Company. Principal and accrued interest are payable on or prior to the one year anniversary of the date of this Note. The loan bears an interest rate of 12% per annum.

NOTE 7 - CONVERTIBLE LOAN

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

During, the quarter ended June 30, 2005 the lenders paid $66,334 to a former stockholder of Formula Footwear, Inc., the Company's former parent, and the predecessor filer, to settle all outstanding amounts due.

The amount of the Convertible Preferred Stock presented in the Financial
Statements is net of $158,666 of loans, which were not received by the Company through June 30, 2005.

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

The holders of the Convertible Preferred Stock (the "Holders") have certain preferential dividend and liquidation rights including cumulative preferred dividends of 12% per annum. In addition, the Convertible Preferred Stock is redeemable: (i) at the election of any Holder after thirteen months following the Closing Date, subject to the Holder's option to have the Company redeem the
Convertible Preferred Stock from the proceeds of any offering of the Company's securities resulting in gross proceeds of $5,000,000 or more (a "Qualified
Offering"), at a purchase price equal to the Original Purchase Price, plus any accrued and unpaid dividends; or (ii) at the Company's election after sixteen months following the Closing Date, at a purchase price equal to 130% of the
Convertible Preferred Stock's Original Purchase Price, plus any accrued and unpaid dividends. Also, each of the 350 shares of Convertible Preferred Stock outstanding is convertible into such number of shares of the Company's Common
Stock as is determined by dividing $5,000, by $0.51. At June 30, 2005, the
Company had recorded approximately $113,000 of preferred stock dividends. Since the preferred stock was classified as a liability, the preferred stock dividends are included in financing expenses in the accompanying consolidated statements of operations.

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

Pursuant to the Series A Transaction Documents (see Note 4), the Company agreed to file a registration statement (the "Registration Statement") to register the shares of common stock underlying the Series A Convertible Preferred Stock,
Class A Warrants, Class B Warrants and Class C Warrants no later than 45 days after the Closing Date (the "Required Filing Date"). For various reasons, the
Company was not able to satisfy its requirement to file the Registration
Statement on or prior to the Required Filing Date. Subsequently, the holders of the preferred stock waived their rights to any penalties related to the company's failure to file the registration statement.

As a result of the sale of convertible debentures in April 2005, pursuant to antidilution provisions in the Series A preferred stock and the Class A, B, and
C Warrants, the company: (i) reduced the conversion price of the Series A
Preferred Stock, so that each share of Series A Preferred Stock is convertible into such number of shares of the Company's common stock as is determined by dividing $5,000, by $0.25; (ii) reduced the exercise price of the Class A
Warrants to $0.19 per share, and extend the term to two years from the effective date of the Registration Statement; (iii) reduced the exercise price of the
Class B Warrants to $0.34 per share, and extend the term to five years from the effective date of the Registration Statement; and (iv) reduced the exercise price of the Class C Warrants to $0.47 per share.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Contemporaneously with its acquisition of 1stAlerts, Inc., the Company converted the accrued interest on the convertible loans of $177,066 into 708,263 shares of its common stock, as full and complete payment thereof.

NOTE 8  PROMISSORY NOTES

As of April 14, 2005, the Company acquired 1stAlerts, Inc. and the Company assumed promissory notes in the aggregate amount of $1,165,000.

The loans are evidenced by a promissory note (the "Promissory Note") issued by
1stAlerts to the lenders. Interest on the principal amount of the loan outstanding accrues at the annual rate of 12% and is payable on the maturity of the loan. Prior to the acquisition, 1stAlerts had defaulted on the notes. The
Company is currently negotiating a resolution with the holders of the 1stAlerts
Notes, however the loan remains in default.

Pursuant to the merger with 1stAlerts, the company exchanged warrants to purchase 1,861,841 shares of 1stAlerts common stock for 1,861,841 of its Class
A Warrants.

Each of the 1,861,841 Class A Warrants the Company issued in connection with the
1stAlerts Merger have a term of two years from the effective date of a registration statement that the Company is obligated to file to register the shares of the Company's common stock underlying these warrants, among other of the Company's securities and is exercisable at $.19 per share.

NOTE 9. CONVERTIBLE DEBENTURES

Former Shareholders of 1stAlerts, Inc.

Pursuant to the 1stAlerts Merger, First Info Network, Inc. assumed the promissory notes in the aggregate principal amount of $3,400,000 which 1stAlerts had issued to two of the pre-merger 1stAlerts stockholders (the "Notes"). The
Notes bear interest at the rate of one percentage point per annum above the prime rate and is due December 31, 2009. Pursuant to the Notes, concurrently with any public sale, spin-off or other similar disposition of the shares of
First Info Network, Inc., the Notes are convertible into shares of Common Stock of First Info Network, Inc at 70% of the "Market Price" (as determined at the time of such transaction). As security for the repayment of the Notes, the
Company pledged all of the Company's shares of First Info Network, Inc. No value has been currently assigned to this contingent beneficial conversion feature.

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

The fair value of $215, 000 Debenture securities issued in April 2005 were allocated 71% or $153,741 to the Debenture and 29% or $61,259 to the Debenture
warrants. The conversion price of the Debenture was below the market value of the Company's Common Stock at April 14, 2005, which resulted in a beneficial conversion feature relating to the $215,000 of $153,741. In accordance with EITF
00-27 the amount allocated to the beneficial conversion was limited to the proceeds of the offering less the value allocated to the warrants issued to the purchasers.

NOTE 10- SHAREHOLDERS' EQUITY

Stock Option Grants and Exercises

In March 2005, the Company granted to a consultant for professional services stock options to purchase 80,000 shares of its common stock at an exercise price of $.01 per share. The options vest on January 31, 2006. Since the Company's stock has had a historically limited "public market", the fair value of the stock options estimated on the date of grant was determined using the value of the services of $60,000. The $60,000 and has been recorded as Deferred
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

Simultaneously with the 1stAlerts Merger, the former officer, director and consultant was reinstated as a director of the Company, and, the Company entered into a new Consulting Agreement with him. In consideration for his services, the
Company reissued 341,250 stock options, which had automatically expired at the time of his removal. The stock options: (i) are exercisable at a price of $.001 per share, (ii) vested 50% on the date of his reinstatement, and (iii) will vest with respect to the remaining 50% on June 30, 2005. Also, in connection with the agreement, the consultant was issued an additional 1,000,000 shares of the
Company's Common Stock, at an exercise price of $.001 per share. The options vested 100% on the date of grant. Since the company's stock has had a historically limited "public market", the fair value of $.37 per share or
$433,131. The $433,131 has been recorded as compensatory stock element expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2005.

As of August 2005, the consultant exercised the 1,170,625 options which had already vested as of that date.

Additional Issuances of Stock Options Pursuant to the Company's 2003 Stock
Option Plan

Contemporaneously with our acquisition of 1stAlerts, Inc., as of April 14, 2005, the Company granted options to purchase an aggregate of 4,000,000 shares of our
Common Stock, at an exercise price of $0.001 per share, to two service providers of ours. These options vested 100% upon their grant and have a term of five (5)
years from their date of grant. As of June 20, 2005, options to purchase
2,000,000 of these shares were rescinded by one of the grantees. Since the
Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $740,000. The $740,000 has been recorded as compensatory stock element expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2006.

In May 2005, the Company granted to a consultant stock options for professional services rendered to purchase 50,000 shares of its common stock at an exercise price of $0.01 per share. The options were exercised in June 2005. Since the
Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $18,500. The $18,500 has been recorded as Deferred
Compensation and is being amortized over the period of service.

In May 2005, the Company granted to a consultant stock options for professional services rendered to purchase 100,000 shares of its common stock at an exercise price of $0.01 per share. The options were exercised in May 2005. Since the
Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of the services rendered. Since the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $37,000. The
$37,000 has been recorded as Deferred Compensation and is being amortized over the period of service.

In May 2005, the Company granted to a consultant stock options for professional services rendered to purchase 500,000 shares of its common stock at an exercise price of $0.01 per share. The options were exercised in May 2005. Since the
Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $185,000. The $185,000 has been recorded as Deferred
Compensation and is being amortized over the period of service.

In May 2005, the Company granted to a consultant stock options for professional services rendered to purchase 100,000 shares of its common stock at an exercise price of $0.01 per share. The options were exercised in May 2005. Since the
Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $37,000. The $37,000 has been recorded as Deferred
Compensation and is being amortized over the period of service.

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Issuance of Shares to a Former Stockholder

The Company and a former stockholder of Formula Footwear, Inc. ("Formula"), the
Company's former parent, and the predecessor filer, agreed to revise the terms of a Promissory Note in the amount of $100,000 which was paid to the former stockholder of Formula in consideration of its cancellation of shares of
Formula's common stock held by it. According to the revised terms, the maturity date of the note is extended so that one-third of the amount is payable on April
14, 2005, one-third is payable thirty days thereafter, and the one-third is payable sixty days thereafter. As of June 30, 2005, there remains an outstanding balance of $33,333. In addition, in consideration for the stockholder's agreement to extend the maturity date of the note, the Company issued it, and certain of its affiliates, an aggregate of 124,750 shares of the Company's
Common. Since the Company's stock has had a historically limited "public market", the fair vale of the stock issued estimated on the date of issuance was determined using the value of $.25 per share or approximately $31,000. The
$25,000 has been recorded as interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2005.

Preferred Stock

As part of the 1stAlerts merger, the Company issued 1stAlerts, 200 shares of its
Series B Participating Preferred Stock. As set forth in the Certificate of
Designation of Series B Participating Preferred Stock that the Company filed, the holders of the Company's Series B Participating Preferred Stock: (i) are
entitled to participate, on an "as if converted" basis, in any and all dividends paid with respect to our Common Stock, (ii) have a liquidation preference, which provides that, upon certain "liquidity events," they will be paid out of the
Company's assets prior to the holders of the Company's Common Stock, in parity with the holders of the Company's other series of preferred stock, and (iii)
have no voting rights.

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

NOTE 11- COMMITMENTS AND CONTINGENCIES

NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

         Options to purchase common stock                        4,948,375
         Warrants to purchase common stock                       7,756,841
         Convertible preferred stock (1)                         7,708,269
         Convertible Notes (1)                                     860,000
                                                                ----------
                     Total as of June 30, 2005                  21,273,485
                                                                ==========

     (1) Based on conversion rate of $.25.

     Substantial and potential issuances after June 30, 2005:

         Stock issued for services                                  50,000

 In addition, in connection with the 1stAlert Merger, the shares of Series B
Participating Preferred Stock Issued are potentially convertible into common shares based on a formula described in Note 9.

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

NOTE 12-SUBSEQUENT EVENTS

On July 13, 2005, the Company entered into a Consulting Agreement. In consideration for the consulting services to be provided to the Company by the consultant, the Company agreed to, among other things (i) issue 50,000 shares of our Common Stock to the consultant upon execution of the Consulting Agreement, and (ii) issue an additional 15,000 shares of the Company's Common Stock to the consultant per month thereafter, for each month in which consulting services are to be provided.

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

         Effective as of April 13, 2005, we reorganized our business by transferring substantially all of our assets to VSUS Secured Services, Inc., a
Delaware corporation, and wholly-owned subsidiary of ours. In addition, effective as of April 14, 2005, we acquired 1stAlerts, Inc. ("1stAlerts"), a company that enables the provision of up-to-the-minute information over a secure, private intranet, through a combination of push and pull technologies, when it merged with and into our wholly-owned Delaware subsidiary, First Info
Network, Inc. As a result of these recent developments, we are now a holding company providing information technology products and services to customers through our two wholly-owned subsidiaries, VSUS Secured Services, Inc. and First
Info Network, Inc. In addition, following our acquisition of 1stAlerts, we shifted the company's business operations to primarily focus on the 1stAlerts business model and, as a result, have begun to wind down our operations in
Israel.

         We are a development stage enterprise. To date we have incurred significant losses from operations and, at June 30, 2005, had an accumulated deficit of $8,061,000. At June 30, 2005, we had $20,000 of cash and cash equivalents. As a result of the consummation of our recent acquisition of
1stAlerts, and the anticipated cash flow from the combined company's operations, we believe that we will have sufficient capital to fund our operations. However, until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

         REVENUE: Revenue decreased $110,000, or 100%, to $ -0-in the three-month period ended June 30, 2005, as compared to $110.000 in the three-month period ended June 30, 2004. This decrease was primarily due to our attention to the acquisition of 1stAlerts, Inc., the result of which was a shift of our company's primary business operations to 1stAlerts' business.

         RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications and other technology. During the three-month period ended June 30, 2005, we incurred expenses of $400,000 developing our technology, an increase of $340,000, or 567%, over the $60,000 we incurred during the three-month period ended June 30, 2004. The primary reason for this increase in research and development expenses was the result in shift of our company's primary business operations to 1stAlerts' business.

         SALES AND MARKETING EXPENSES: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities. During the three-month period ended June 30, 2005, we incurred expenses of $-0- selling and marketing our products, as compared to $201,000 during the three-month period ended June 30, 2004. This decrease of $201,000, or
100%, is primarily a result of the resignation of our existing sales and marketing personnel in connection with our acquisition of 1stAlerts, and the resulting shift of our company's primary business operations to 1stAlerts'
business.

         GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the three-month period ended June 30, 2005, we incurred $2,222,000 in general and administrative expenses, as compared to $178,000 during the three-month period ended June 30, 2004. This increase of $2,044,000 is primarily a result of an increase in legal and other professional fees we paid in connection with our acquisition of 1stAlerts, Inc.

         FINANCING EXPENSES: Financing expenses consist primarily of interest and other costs of our financing activities. During the three-month period ended
June 30, 2005, we incurred $907,000 in financing expenses, an increase of
$858,000 over the $49,000 incurred during the three-month period ended June 30,
2004.

         MERGER EXPENSES: During the three-month period ended June 30, 2004, we incurred expenses of $113,000 in connection our merger with our former parent,
Formula Footwear, Inc., the predecessor filer.

         NET LOSS: We incurred a net loss of $3,905,000 ($0.16 per share) for the three-month period ended June 30, 2005, compared to $515,000 ($0.04 per share) for the three-month period ended June 30, 2004. Our revenues and future profitability are substantially dependent on our ability to:

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

         REVENUE: Revenue decreased $118,000, or 100%, to $ -0-in the six-month period ended June 30, 2005, as compared to $118.000 in the three-month period ended June 30, 2004. This decrease was primarily due to our attention to the acquisition of 1stAlerts, Inc., the result of which was a shift of our company's primary business operations to 1stAlerts' business.

         RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications and other technology. During the six-month period ended June 30, 2005, we incurred expenses of $400,000 developing our technology, an increase of $292,000, or 270%, over the $108.000 we incurred during the six-month period ended June 30, 2004. The primary reason for this increase in research and development expenses was the result in shift of our company's primary business operations to 1stAlerts' business.

         SALES AND MARKETING EXPENSES: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities. During the six-month period ended June 30, 2005, we incurred expenses of $-0- selling and marketing our products, as compared to $258,000 during the six-month period ended June 30, 2004. This decrease of $258,000, or
100%, is primarily a result of the resignation of our existing sales and marketing personnel in connection with our acquisition of 1stAlerts, and the resulting shift of our company's primary business operations to 1stAlerts'
business.

         GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the six-month period ended June 30, 2005, we incurred $2,546,000 in general and administrative expenses, as compared to $363,000 during the three-month period ended June 30, 2004. This increase of $2,183,000 is primarily a result of an increase in legal and other professional fees we paid in connection with our acquisition of 1stAlerts, Inc.

         FINANCING EXPENSES: Financing expenses consist primarily of interest and other costs of our financing activities. During the three-month period ended
June 30, 2005, we incurred $961,000 in financing expenses, an increase of
$853,000 over the $108,000 incurred during the six-month period ended June 30,
2004.

         MERGER EXPENSES: During the six-month period ended June 30, 2004, we incurred expenses of $219,000 in connection our merger with our former parent,
Formula Footwear, Inc., the predecessor filer.

         NET LOSS: We incurred a net loss of $4,283,000 ($0.23 per share) for the six-month period ended June 30, 2005, compared to $977,000 ($0.07 per share)
for the three-month period ended June 30, 2004. Our revenues and future profitability are substantially dependent on our ability to:

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

         Since inception, we have primarily funded our operations from private placements of debt and equity. Until such time as we are able to generate adequate revenues from the sale of our software applications and services, we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our long-term research and development and general and administrative expenses.

         At June 30, 2005, we had negative working capital of $2,805,000, compared to negative working capital of $744,000 at December 31, 2004.

         We had $20,000 of cash and cash equivalents on hand at June 30, 2005, compared to $20,000 at December 31, 2004. As a result of our acquisition of
1stAlerts, and the anticipated cash flow from the combined company's operations, we believe that we will have sufficient capital to fund our operations. However, until such time as we generate sufficient revenues from the sale of our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

         USES OF CAPITAL: Since inception we have directed our efforts towards the development and marketing of our software applications. Our objective is to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.

OFF-BALANCE SHEET ARRANGEMENTS

         None.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         In the three-month period ended June 30, 2005, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

         SECURITIES ISSUED UPON OUR ACQUISITION OF 1STALERTS, INC.

         As of April 14, 2005, we acquired 1stAlerts, Inc., a Delaware corporation ("1stAlerts"), when it merged with and into our wholly-owned
Delaware subsidiary, First Info Network, Inc. (the "1stAlerts Merger"), pursuant to an Agreement and Plan of Merger we entered into with those parties. At the time of the 1stAlerts Merger, among other things, we exchanged: (i) 13,000,000 shares of our Common Stock, and 200 shares of our Series B Participating
Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, Inc., and (ii) warrants to purchase 1,861,841 shares of our Common
Stock, for an equal number of warrants to purchase shares of capital stock of
1stAlerts.

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

         Each of the 1,861,841 Class A Warrants we issued in connection with the
1stAlerts Merger have a term of a term of two (2) years from the effective date of a registration statement we're obligated to file to register the shares of our Common Stock underlying these warrants, and an exercise price of $0.19.

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

         Effective as of May 26, 2005, Mr. Cohen exercised (i) the 170,625
Director Options that had already vested, and (ii) the 1,000,000 Consultant
Options. Effective as of July 22, 2005, Mr. Cohen exercised his remaining
170,625 Director Options, which had vested on June 30, 2005.

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

         ADDITIONAL ISSUANCES OF STOCK OPTIONS PURSUANT TO OUR 2003 STOCK OPTION
PLAN

         In addition to the stock options we granted to Mr. Cohen, described above, we issued the following additional options to purchase shares of our
Common Stock, pursuant to our 2003 Stock Option Plan:

          o    Contemporaneously with our acquisition of 1stAlerts, Inc., as of
               April 14, 2005, we granted options to purchase an aggregate of
               4,000,000 shares of our Common Stock, at an exercise price of
               $0.001 per share, to two service providers of ours. These options vested 100% upon their grant and have a term of five (5) years from their date of grant. As of June 20, 2005, options to
               purchase 2,000,000 of these shares were rescinded by one of the grantees.

          o    In addition, during May 2005, we granted options to purchase an aggregate of 750,000 shares of our Common Stock, at an exercise price of $0.01 per share, to four consultants of ours, pursuant to Consulting Agreements we entered into with such consultants.
               These options vested 100% upon their grant and have a term of five (5) years from their date of grant. As of the date hereof,
               100% of these options have been exercised.

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

         As a result of: (i) our failure to timely file the Registration
Statement; (ii) our failure to pay the principal amount of the Promissory Note, and interest thereon, when due; (iii) the Jenson Group's agreement not to pursue any claims against us in connection with our failure to file the Registration
Statement on a timely basis; and (iv) Jenson Service's agreement to amend the
Promissory Note to,

among other things, extend the maturity date thereof, we agreed to issue to the
Jenson Group 124,750 shares of our Common Stock, as of April 14, 2005.

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
offering.

         ISSUANCE OF SHARES TO OUR PRESIDENT

         Pursuant to a Settlement Agreement we entered into with Amiram Ofir, a former officer and director of ours, effective as of January 28, 2005, among other things, (i) 4,389,000 shares of our Common Stock held by Ofir Holding
Limited, a company controlled by Mr. Ofir, and (ii) 649,000 shares of our Common
Stock, jointly owned by Mr. Ofir and his spouse, Hannah Ofir, our former
Secretary (collectively, the "Ofir Shares"), were sold to Mr. Eliyahu Kissos, our newly appointed President and director, for an aggregate purchase price of
$170,000 (the "Purchase Price"). The Purchase Price was negotiated as part of our settlement with Mr. Ofir, and, therefore, does not necessarily represent the fair market value of our Common Stock on the date of the transaction.

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

         As of May 27, 2005, we waived certain "leak-out" and "repurchase"
provisions in the Employment Agreement to allow Mr. Kissos to transfer 4,500,000 of the Kissos Shares in repayment of a loan.

         We believe that these transaction are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation
D promulgated thereunder, as a transaction by an issuer not involving a public offering.

         ISSUANCE OF SHARES TO NEWPORT CAPITAL

         On July 13, 2005, we entered into a Consulting Agreement with Newport
Capital Consultants Inc. ("Newport"). In consideration for the consulting services to be provided to us by Newport, we agreed to, among other things (i)
issue 50,000 shares of our Common Stock to Newport upon execution of the
Consulting Agreement, and (ii) issue an additional 15,000 shares of our Common
Stock to Newport per month thereafter, for each month in which consulting services are to be provided.

         We believe that this transaction is exempt from registration under the
Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

         Except as set forth above, we did not sell any unregistered securities during the second quarter of 2004, or subsequent period through the date hereof.
In addition, we did not repurchase any of our equity securities during the second quarter of 2004, or subsequent period through the date hereof.

USE OF PROCEEDS

         As of May 3, 2005, we filed a registration statement on Form S-8 relating to 20,038,000 shares of our Common Stock held by certain selling stockholders. We will not receive any of the proceeds from the sale of these shares by the selling stockholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         PROMISSORY NOTE OF JENSON SERVICES

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

         As a result of: (i) our failure to timely file the Registration
Statement; (ii) our failure to pay the principal amount of the Promissory Note, and interest thereon, when due; (iii) the Jenson Group's agreement not to pursue any claims against us in connection with our failure to file the Registration
Statement on a timely basis; and (iv) Jenson Service's agreement to amend the
Promissory Note (the "Amended Note") to, among other things, extend the maturity date of the Promissory Note, we agreed to issue to the Jenson Group 124,750 shares of our Common Stock, as of April 14, 2005.

         As of the date hereof, $33,666 is still owed to Jenson Services under the Amended Note.

         NOTES ASSUMED UPON CONSUMMATION OF 1STALERTS MERGER

         As of April 14, 2005, we acquired 1stAlerts, Inc., a Delaware corporation ("1stAlerts"), when it merged with and into our wholly-owned
Delaware subsidiary, First Info Network, Inc. ("First Info") (the "1stAlerts
Merger"). At the time of the 1stAlerts Merger, among other things, First Info assumed promissory notes in the aggregate amount of $1,165,000 (the "1stAlerts
Notes"), on which 1stAlerts had defaulted. We are currently negotiating a resolution with the holders of the 1stAlerts Notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         MATTERS RECENTLY APPROVED BY THE HOLDERS OF SHARES OF OUR SERIES A
         PREFERRED STOCK

         Effective as of November 3, 2004 (the "Closing Date"), we converted an aggregate of $1,750,000 in loans (the "Loans"), and certain accrued interest, payable to certain lenders of ours (each, a "Series A Holder," and collectively, the "Series A Holders"), into a total of: (i) 350 shares of Series A Convertible
Preferred Stock (the "Series A Preferred Stock"), (ii) 1,750,000 Class A
Warrants (in this instance, the "Class A Warrants"), (iii) 1,750,000 Class B
Warrants (in this instance, the "Class Warrants"), and (iv) 1,750,000 Class C
Warrants (in this instance, the "Class C Warrants"), pursuant to the terms and conditions of a Series A Unit Purchase Agreement, and other related documents
(collectively the "Series A Transaction Documents").

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
---------      ----------------------

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

                                             VSUS TECHNOLOGIES INCORPORATED

Date:  August 22, 2005                       By: /s/ Eliyahu Kissos
     ----------------------                     --------------------------------
                                                      Eliyahu Kissos
                                                      President

Date:  August 22, 2005                       By: /s/ Steven Goldberg
     ----------------------                     --------------------------------
                                                      Steven Goldberg
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

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

