Form 10QSB/A
period 2005-06-30
VSUS TECHNOLOGIES INC
filed 2005-09-02
CIK 772370

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         VSUS TECHNOLOGIES INCORPORATED

                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      INDEX



                                                                                                             PAGE NO.
                                                                                                             --------

PART I.    FINANCIAL INFORMATION

Item.1     Financial Statements................................................................................  3

           Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited)................................  4

           Condensed Consolidated Statement of Operations (unaudited)
           for the three and six months ended June 30, 2005 and 2004 and for the period from inception (September 21, 2000) to June 30, 2005.................................. 5

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



                                                                              PAGE
                                                                              ----

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Statement of Cash Flows..............................7 - 8

Notes to the Condensed Consolidated Financial Statements...................9 - 20


                                        3

                        VSUS TECHNOLOGIES, INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEET)
                                 (IN THOUSANDS)


                                                                   June 30,
                                                                     2005
                                                                ---------------
                                                                 (Unaudited)

ASSETS:

CURRENT ASSETS
Cash and cash equivalents                                          $     20
Other current assets                                                      1
                                                                   --------
                                                                         21
                                                                   --------

Acquired technology                                                   4,522
Goodwill                                                              4,522
Property and equipment, net                                             677
Other assets                                                             27
                                                                   --------
                                                                   $  9,769
                                                                   ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Short-term bank credit                                                   16
Accrued expenses                                                        875
Convertible debentures (net of debt discount of$ 148)                    67
Accrued interest                                                        357
Other payables                                                          124
Related parties                                                         126
Other liabilities                                                       123
CONVERTIBLE PREFERRED STOCK (350 shares issued, 318 outstanding)      1,684
Promissory notes                                                      1,165
                                                                   --------
                                                                      4,537

LONG-TERM LIABILITIES
Related Party                                                           170
Convertible debenture                                                 3,400
                                                                   --------
                                                                      8,107
                                                                   --------

CONTINENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock $0.001 par value (Authorized - 100,000,000 shares
  issued and outstanding - 28,757,284 at June 30, 2005                   29
Additional paid-in-capital                                           10,257
Deferred stock based compensation                                      (563)
Accumulated deficit                                                  (8,061)
                                                                   --------
                                                                      1,662
                                                                   --------
                                                                   $  9,769
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

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF U.S.DOLLARS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                                                 CUMULATIVE FROM
                                                                                                              (SEPTEMBER 21, 2000)
                                                 For the Three Months Ended       For the Six Months Ended       (INCEPTION) TO
                                                          June 30,                         June 30,                 JUNE 30,
                                                ----------------------------    ----------------------------     --------------
                                                    2005            2004            2005            2004              2005
                                                ------------    ------------    ------------    ------------      ------------

                                                               (UNAUDITED)                        (UNAUDITED)      (UNAUDITED)
Revenue                                         $       --      $        110    $       --      $        118      $      1,728

Cost of revenues                                        --                24            --                39               232
                                                ------------    ------------    ------------    ------------      ------------

     Gross profit                                       --                86            --                79             1,496

Research and development expense                         400              60             400             108             1,820
Sales and marketing                                     --               201            --               258               944
General and administrative expense                     2,222             178           2,546             363             4,799
Merger expenses                                         --               113            --               219               409
                                                ------------    ------------    ------------    ------------      ------------

Operating loss                                        (2,622)           (466)         (2,946)           (869)           (6,476)

Financing expenses, net                                1,283              49           1,337             108             1,585
                                                ------------    ------------    ------------    ------------      ------------

Net loss                                        $     (3,905)   $       (515)   $     (4,283)   $       (977)     $     (8,061)
                                                ============    ============    ============    ============      ============

Basic and diluted loss per share                $      (0.16)   $      (0.04)   $      (0.23)   $      (0.07)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     24,959,694      14,427,995      19,014,698      14,197,940
                                                ============    ============    ============    ============


The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSAND, EXCEPT NUMBER OF SHARES)
                                  (UNAUDITED)



                                                         COMMON STOCK
                                                         -------------  ------
                                                                                 ADDITIONAL     DEFERRED
                                                                                  PAID-IN        STOCK      ACCUMULATED
                                                             SHARES      AMOUNT    CAPITAL    COMPENSATION    DEFICIT        TOTAL
                                                         -------------  ------  -----------  ------------   -----------  ----------

Balance at Janauary 1, 2005                                12,392,896    $ 12     $ 1,436           $ (51)    $ (3,778)   $ (2,381)

Value assigned to stock options issued at below
  market value                                                      -       -           5               -            -           5
Compensatory value of buy-back of shares from former
  officer                                                           -       -       1,694          (1,694)           -           -
Exercise of stock options                                   2,531,375       3                                                    3
Common stock issued as consideration for extending the
  terms of a loan                                             124,750       -          46                                       46
Common stock issued in connection with the merger
  with 1stAlerts, Inc.                                     13,000,000      13       4,797                                    4,810
Common stock issued as payment of accrued interest            708,263       1         176                                      177
Value assigned to warrants in connection with
  1stAlerts, Inc. merger                                            -       -         377                                      377
Value assigned to stock options issued to a consultant              -                 740                                      740
Warrants issued with convertible debentures                         -                  61                                       61
Value assigned to beneficial conversions                            -                 154                                      154
Value assigned to stock options issued to consultants               -       -         771            (771)           -           -
Amortization of deferred compensation                               -       -           -           1,953            -       1,953
Net loss-Six Months ended June 30, 2005                             -       -           -               -       (4,283)     (4,283)
                                                         -------------  ------  ----------  ----------------------------  ---------

Balance at June 30, 2005                                   28,757,284    $ 29    $ 10,257          $ (563)    $ (8,061)    $ 1,662
                                                         =============  ======  ==========  ============================  =========


The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                  CUMULATIVE FROM
                                                                                                  SEPETEMBER 20,
                                                                                   FOR THE            2000
                                                                                SIX MONTHS ENDED  (INCEPTION) TO
                                                                                    JUNE 30,         JUNE 30,
                                                                               ------------------ ----------------
                                                                                2005       2004       2005
                                                                               -------    ------- ----------------
                                                                                  (UNAUDITED)       (UNAUDITED)
CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period                                                       ($4,283)   ($  977)   ($8,061)

Adjustments to reconcile net loss to net cash used in operating actvities:
         Depreciation and amortization                                              48          3         81
         Amortization of deferred stock-based compensation                       1,953        166      3,229
         Compensatory elements of stock issuances                                  791       --          791
         Amortization of debt discount                                             444                   444
         Accrued dividend-preferred stock                                           92       --           92
         Transfer of assets to former officer                                       49       --           49
         Interest to related party                                                   9         10         45
         Accrued interest on convertible loan                                     --           96        171
         Decrease (increase) in accounts receivable and other current assets        (6)       (28)       (12)
         Increase (decrease) in accounts payable and accrued expenses              276         76        861
         Increase in other payables                                               --          100       --
         Increase in related party                                                  70         29        249
                                                                               -------    -------    -------
              Net cash provided by (used in) operating activities                 (557)      (525)    (2,061)
                                                                               -------    -------    -------

CASH FLOWS-INVESTING ACTIVITIES
        Reverse merger                                                            --         (200)      (200)
        Purchase of fixed assets                                                   (21)       (33)      (103)
                                                                               -------    -------    -------
                                                                                   (21)      (233)      (303)
                                                                               -------    -------    -------
        Net cash provided by (used in) operating activities

CASH FLOWS-FINANCING ACTIVITIES
        Short term bank credit                                                      10          9         16
        Proceeds from loans                                                        123       --          123
        Repayment of loan receivable                                               228       --          228
        Exercise of stock options                                                    2       --            2
        Receipt of convertible loan                                                215        550      1,690
        Receipt of convertible preferred stock                                    --                     --
        Issuance of share capital                                                 --         --          325
                                                                               -------    -------    -------
        Net cash provided by financing activities                                  578        559      2,384
                                                                               -------    -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  --         (199)        20
CASH AND CASH EQUIVALENTS-
        BEGINNING OF PERIOD                                                         20        661
                                                                               -------    -------    -------

CASH AND CASH EQUIVALENTS-
        END OF PERIOD                                                          $    20    $   462    $    20
                                                                               =======    =======    =======


The accompanying notes to these financial statements form an integral part thereof.

                         VSUS TECHNOLOGIES INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                              CUMULATIVE
                                                                                                                 FROM
                                                                                   FOR THE                  SEPETEMBER 20,
                                                                                  SIX MONTHS                     2000
                                                                                     ENDED                  (INCEPTION) TO
                                                                                    JUNE 30,                    JUNE 30,
                                                                            ---------------------------     ----------------
                                                                               2005           2004               2005
                                                                            ------------   ------------     ----------------
                                                                                    (UNAUDITED)                (UNAUDITED)

Supplementary disclosure of Cash Flows Information:

  Interest paid                                                                $  --          $--                $ --
                                                                               =======        =====              ======

  Income taxes paid                                                            $  --          $--                $ --
                                                                               =======        =====              ======

Non-Cash Investing and Financing Transactions:

Common stock issued for payment of accrued interest                            $   177        $--                $   177
                                                                               =======        =====              =======

  Value assigned to beneficial conversion in
    connection with the 12% convertible debenture                              $   154        $--                $   154
                                                                               =======        =====              =======

  Value assigned to warrants issued to purchasers
    of convertible debentures                                                  $    61        $--                $    61
                                                                               =======        =====              =======
1stAlerts Merger:

    Loan Receivable                                                            $   228        $--                $   228

    Security Deposit                                                           $    27        $--                $    27

    Property and Equipment                                                     $   704        $--                $   704

    Acquired Technology                                                        $ 4,522        $--                $ 4,522

    Goodwill                                                                   $ 4,522        $--                $ 4,522

    Accrued Liabilities                                                        $  (628)       $--                $  (628)

    Notes Payable (less debt discount of $377)                                 $  (788)       $--                $  (788)

    Convertible Notes Payable                                                  $(3,400)       $--                $(3,400)

    Common Stock and Warrants Issued                                           $(5,187)       $--                $(5,187)
                                                                               -------        -----              -------
Cash Used for Merger                                                           $ --           $--                $ --
                                                                               =======        =====              ======
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

On April 14, 2005, VSUS Technologies Incorporated ("the Company") acquired
1stAlerts, Inc., a Delaware corporation, when 1stAlerts, Inc. ("1stAlerts")
merged with and into the Company's wholly-owned Delaware subsidiary, First Info
Network, Inc., hereinafter referred to as the "1stAlerts Merger". At the time of the 1stAlerts Merger, among other things: (i) the Company exchanged 13,000,000 shares of its common stock, and 200 shares of its Series B Participating
Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, (ii) the Company issued warrants to purchase 1,861,841 shares of its common stock, at an exercise of $0.19 per share, in exchange for warrants to purchase shares of common stock of 1stAlerts, (iii) the Company assumed
$4,565,000 of promissory and convertible notes from 1stAlerts, and (iv) certain officers and directors of 1stAlerts became officers and directors of the
Company.

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

Since, at the effective time of the 1stAlerts Merger, the Company maintained (a)
a majority of the outstanding shares of common stock of the combined company,
(b) officers who ranked higher than the incoming pre-merger 1stAlerts officers, and (c) the ability to elect and appoint a voting majority of the governing board, the merger was treated as a forward merger with the Company as the accounting acquirer.

The transaction was accounted for using the purchase method of accounting. The results of 1stAlerts for the period April 14, 2005 through June 30, 2005 are included in the condensed consolidated statement of operations for the three and six months ended June 30, 2005.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2005, and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. These financial statements should be read in conjunction with the financial statements and notes related thereto included the Annual Report on Form 10-KSB for year ended
December 31, 2004.

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

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the
United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying condensed consolidated financial statements, the Company's operations for the three months ended June 30, 2005 and 2004, resulted in a net loss of $3,905,000 and $515,000, respectively and for the six months ended June
30, 2005 and 2004, resulted in a net loss of $4,283,000 and $977,000, respectively. In addition the Company is delinquent in paying its payroll taxes at June 30, 2005 in the amount of approximately $73,000, and has a working capital deficiency of $4,516,000.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the
Company and its subsidiaries including the operations of 1stAlerts commencing on April 14, 2005. All significant inter-company transactions and balances have been eliminated in consolidation.

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based upon the average market price of common shares outstanding during the period. For the six months and three months ended
June 30, 2005 and 2004, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

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

NOTE 3 - MERGER

On April 14, 2005, the Company consummated the acquisition of all of the issued and outstanding shares of capital stock of 1stAlerts, through the merger transaction discussed in Note 1.

The Company concludes that since, at the effective time of the 1stAlerts Merger, the Company maintained (a) a majority of the outstanding shares of common stock of the combined company, (b) officers who ranked higher than the incoming pre-merger 1stAlerts officers, and (c) the ability to elect and appoint a voting majority of the governing board, the merger will be treated as a forward merger with the Company as the accounting acquirer

The transaction was accounted for using the purchase method of accounting.

The following table sets forth the calculation of the purchase price:

Value of VSUS stock issued in connection with the merger with 1stAlerts.



                                                                          Estimated Fair       Equity
                                                             Shares       Value per Share   Consideration

Common Stock                                                  13,000,000             $.37        $4,810,000
Warrants (as determined under black scholes)                   1,861,841             $.20          $376,399
Series B Preferred Stock                                             200                   Not Determinable
Total Consideration                                                                              $5,186,399
Total liabilities assumed, net of debt
discount of $376,399                                                                             $4,816,955
                                                                                                -----------
Total                                                                                           $10,003,354
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

                         VSUS TECHNOLOGIES INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In reviewing the transaction, the Company has determined that quoted market price at April 14, 2005, is not indicative of the fair value of the stock. This is because at the time of the 1stAlerts Merger, the Company's common stock was thinly traded. It was not until August of 2005 that a reasonable volume of shares began to be traded. Since the beginning of August the price ranged from about $0.30 to $0.54. From the date of the 1stAlerts Merger to the date that a more active volume of shares began to trade, the Company had no significant announcements or developments in their business.

Based on the above facts, the initial fair value of the Company's Common Stock for the purposes determining the purchase price of the 1stAlerts acquisition was
$0.37 per share. The Company intends to have its common stock and Series B preferred stock valued by a qualified appraiser.

The fair value of the 1stAlerts warrants was determined using the Black-Scholes valuation model. To determine the fair value of these warrants, the following assumptions were used: expected volatility of 50.0%, risk-free interest rate of
2.0%, and expected life of two years.

Since, the Series B Participating Preferred Stock has no voting rights, cannot be converted for a period of 3 years from the date of the 1stAlerts Merger
(other than a liquidity event defined above), and the number of shares of common stock which could be issued upon conversion is not estimatable as of the merger date, the value of the Series B Preferred stock is not determinable at this time and therefore has not been valued.

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

Loan Receivable                                      $228,207
Security deposit                                       26,613
Property and equipment                                703,743
Acquired technology                                 4,522,396
Goodwill                                            4,522,395
                                                  -----------
Total                                             $10,003,354
                                                  ===========

Based on this initial allocation of the purchase price, $4,522,396 was allocated to amortizable intangible assets. The future amortization for this assets using the initial valuation and assuming a five-year economic life would be approximately $905,000 per year.

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


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisition of 1stAlerts on April 14, 2005, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141,
"Business Combinations". The $9.4 million of goodwill and other intangible assets was recorded as the excess of the purchase price of $10.4 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, "Accounting for Goodwill and Other
Intangible Assets", the Company will continue to assess on an annual basis whether goodwill and other intangible assets acquired in the acquisition of
1stAlerts's are impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets will be amortized over their useful lives, if determinable, and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005 consisted of the following (in thousands):

Computer hardware                                      $  21
Assets acquired in merger                                704
                                                       -----
                                                       $ 725
Less: Accumulated depreciation                            48
                                                       -----
                                                       $ 677
                                                       =====

Depreciation expense for the three and six months ended June 30, 2005 and 2004, amounted to $48,000 and $48,000, respectively for 2005 and $3,000 and $1,000, respectively for 2004. Computer hardware is being depreciated over a useful life of three years.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

Effective as of January 28, 2005, the Company entered into a settlement agreement (the "Settlement Agreement") with a former officer and director.
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

Pursuant to the Settlement Agreement (described above), among other things,
5,038,000 shares of our Common Stock held and controlled by the former officer and director were sold to the Company's newly appointed President and director, for an aggregate purchase price of $170,000 (the "Purchase Price"). The Purchase
Price was negotiated as part of our settlement with the former officer and director, and, therefore, does not necessarily represent the fair market value of our Common Stock on the date of the transaction. As a result of this transaction and an employment agreement with the Company's newly appointed
President dated April 28, 2005, the Company recorded a charge of $1,694,000 to reflect the excess of the fair value of the shares purchased over the $170,000 during the quarter ended June 30, 2005.

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
Principal and accrued interest at the rate of 12% per annum were payable in full after one year. As of December 31, 2003, a total of $900,000 was received, and an aggregate amount of $475,000 was received during 2004. Pursuant to the second loan agreement, the Company was to receive a loan from a lender in the total amount of $200,000. The loan amount bears interest at the non-negotiable rate of
24% per annum. During 2004, the Company received $100,000, and, during 2005, the
Company has received an additional $66,334. During, the quarter ended June 30,
2005 a lender paid $66,334 to a former stockholder of Formula Footwear, Inc., the Company's former parent, and the predecessor filer. $33,666 is still due to the former stockholder from this lender.

Pursuant to those two loan agreements, the loans, in the aggregate amount of
$1,750,000 million (the "Loan"), are convertible into 350 units of the Company's securities (the "Units"), at a purchase price of $5,000 per Unit (the "Original
Purchase Price"). Each Unit will consist of: (i) one share of the Company's
Series A Convertible Preferred Stock (the "Convertible Preferred Stock"); (ii)
5,000 Class A Warrants; (iii) 5,000 Class B Warrants; and (iv) 5,000 Class C
Warrants (the Class A Warrants, Class B Warrants and Class C Warrants are
hereinafter sometimes referred to collectively as the "Warrants"). The Company expects to pay accrued and unpaid interest on the Loan to the lenders in cash, with the exception of $50,000 in interest due according to the second loan agreement, which has been integrated into the amount of the Loans.

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

The holders of the Convertible Preferred Stock (the "Holders") have certain preferential dividend and liquidation rights including cumulative preferred dividends of 12% per annum. In addition, the Convertible Preferred Stock is redeemable: (i) at the election of any Holder after thirteen months following the Closing Date, subject to the Holder's option to have the Company redeem the
Convertible Preferred Stock from the proceeds of any offering of the Company's securities resulting in gross proceeds of $5,000,000 or more (a "Qualified
Offering"), at a purchase price equal to the Original Purchase Price, plus any accrued and unpaid dividends; or (ii) at the Company's election after sixteen months following the Closing Date, at a purchase price equal to 130% of the
Convertible Preferred Stock's Original Purchase Price, plus any accrued and unpaid dividends. Also, each of the 350 shares of Convertible Preferred Stock outstanding is convertible into such number of shares of the Company's Common
Stock as is determined by dividing $5,000, by $0.51. At June 30, 2005, the
Company had recorded approximately $93,000 of preferred stock dividends. Since the preferred stock was classified as a liability, the preferred stock dividends are included in financing expenses in the accompanying consolidated statements of operations.

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

NOTE 8 - PROMISSORY NOTES

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

Each of the 1,861,841 Class A Warrants the Company issued in connection with the
1stAlerts Merger have a term of two years from the effective date of a registration statement that the Company is obligated to file to register the shares of the Company's common stock underlying these warrants, among other of the Company's securities and is exercisable at $.19 per share. The value assigned to these warrants was $376,399 and was recorded as a debt discount at the date of merger. The debt discount of $376,399 was charged to financing expenses during the quarter ended June 30, 2005.

NOTE 9 - CONVERTIBLE DEBENTURES

Former Shareholders of 1stAlerts

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

The fair value of $215,000 Debenture securities issued in April 2005 were allocated 71% or $153,741 to the Debenture and 29% or $61,259 to the Debenture
warrants. The conversion price of the Debenture was below the market value of the Company's Common Stock at April 14, 2005, which resulted in a beneficial conversion feature relating to the $215,000 of $153,741. In accordance with EITF
00-27 the amount allocated to the beneficial conversion was limited to the proceeds of the offering less the value allocated to the warrants issued to the purchasers.

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

As of August 2005, the consultant has exercised all 1,341,250 of these options.

Additional Issuances of Stock Options Pursuant to the Company's 2003 Stock
Option Plan

Contemporaneously with our acquisition of 1stAlerts, as of April 14, 2005, the
Company granted options to purchase an aggregate of 4,000,000 shares of our
Common Stock, at an exercise price of $0.001 per share, to two service providers of ours. These options vested 100% upon their grant and have a term of five (5)
years from their date of grant. As of June 20, 2005, options to purchase
2,000,000 of these shares were rescinded by one of the grantees. Since the
Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $740,000. The $740,000 has been recorded as compensatory stock element expense in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2006.

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
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Issuance of Shares to a Former Stockholder

The Company and a former stockholder of Formula Footwear, Inc. ("Formula"), the
Company's former parent, and the predecessor filer, agreed to revise the terms of a Promissory Note in the amount of $100,000 which was paid to the former stockholder of Formula in consideration of its cancellation of shares of
Formula's common stock held by it. According to the revised terms, the maturity date of the note is extended so that one-third of the amount is payable on April
14, 2005, one-third is payable thirty days thereafter, and the one-third is payable sixty days thereafter. As of June 30, 2005, there remains an outstanding balance of $33,666. In addition, in consideration for the stockholder's agreement to extend the maturity date of the note, the Company issued it, and certain of its affiliates, an aggregate of 124,750 shares of the Company's
Common. Since the Company's stock has had a historically limited "public market", the fair vale of the stock issued estimated on the date of issuance was determined using the value of $.25 per share or approximately $31,000. The
$25,000 has been recorded as interest expense in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2005.

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

Shares of the Company's Series B Participating Preferred Stock will be automatically converted into shares of the Company's Common Stock upon the occurrence of: (i) the liquidation, dissolution, or winding up of the Company,
(ii) the consolidation, merger or reorganization of the company, which results in a change of control, or (iii) the sale of all or substantially all of the
Company's assets, or the Company's issued and outstanding shares of Common
Stock. In such event, the Company's outstanding shares of Series B Participating
Preferred Stock will be converted into shares of the Company's Common Stock, so that after such issuance, the holders of shares of the Company's Series B
Participating Preferred Stock will hold, in the aggregate, a number of shares of the Company's Common Stock equal to the percentage of the total "Fair Market
Value" of the Company represented by the "Fair Market Value" of First Info
Network, Inc., the Company's wholly-owned subsidiary, determined by a mutually agreed upon independent appraiser. In addition, any time on or after the third anniversary of the effective date of the 1stAlerts Merger, any holder of shares of the Company's Series B Participating Preferred Stock may convert such shares into the number of shares of the Company's Common Stock as is determined by the following formula:

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

         REVENUE: Revenue decreased $110,000, or 100%, to $ -0- in the three-month period ended June 30, 2005, as compared to $110,000 in the three-month period ended June 30, 2004. This decrease was primarily due to our attention to the acquisition of 1stAlerts, the result of which was a shift of our company's primary business operations to 1stAlerts' business.

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

         GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the three-month period ended June 30, 2005, we incurred $2,222,000 in general and administrative expenses, as compared to $178,000 during the three-month period ended June 30, 2004. This increase of $2,044,000 is primarily a result of an increase in legal and other professional fees we paid in connection with our acquisition of 1stAlerts.

         FINANCING EXPENSES: Financing expenses consist primarily of interest and other costs of our financing activities. During the three-month period ended
June 30, 2005, we incurred $1,283,000 in financing expenses, an increase of
$1,234,000 over the $49,000 incurred during the three-month period ended
June 30, 2004.

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

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

         REVENUE: Revenue decreased $118,000, or 100%, to $ -0- in the six-month period ended June 30, 2005, as compared to $118,000 in the six-month period ended June 30, 2004. This decrease was primarily due to our attention to the acquisition of 1stAlerts, the result of which was a shift of our company's primary business operations to 1stAlerts' business.

         RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications and other technology. During the six-month period ended June 30, 2005, we incurred expenses of $400,000 developing our technology, an increase of $292,000, or 270%, over the $108,000 we incurred during the six-month period ended June 30, 2004. The primary reason for this increase in research and development expenses was the result in shift of our company's primary business operations to 1stAlerts' business.

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

         GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the six-month period ended June 30, 2005, we incurred $2,546,000 in general and administrative expenses, as compared to $363,000 during the six-month period ended June 30, 2004. This increase of $2,183,000 is primarily a result of an increase in legal and other professional fees we paid in connection with our acquisition of 1stAlerts.

         FINANCING EXPENSES: Financing expenses consist primarily of interest and other costs of our financing activities. During the six-month period ended
June 30, 2005, we incurred $1,337,000 in financing expenses, an increase of
$1,229,000 over the $108,000 incurred during the six-month period ended June 30,
2004.

         MERGER EXPENSES: During the six-month period ended June 30, 2004, we incurred expenses of $219,000 in connection our merger with our former parent,
Formula Footwear, Inc., the predecessor filer.

         NET LOSS: We incurred a net loss of $4,283,000 ($0.23 per share) for the six-month period ended June 30, 2005, compared to $977,000 ($0.07 per share)
for the six-month period ended June 30, 2004. Our revenues and future profitability are substantially dependent on our ability to:

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

         At June 30, 2005, we had negative working capital of $4,516,000, compared to negative working capital of $744,000 at December 31, 2004.

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

                                             VSUS TECHNOLOGIES INCORPORATED

Date:  September 2, 2005                    By: /s/ Eliyahu Kissos
     ----------------------                     --------------------------------
                                                    Eliyahu Kissos
                                                    President

Date:  September 2, 2005                    By: /s/ Steven Goldberg
     ----------------------                     --------------------------------
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

