Form 10QSB
period 2005-09-30
VSUS TECHNOLOGIES INC
filed 2005-12-12
CIK 772370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number   002-98748-D

VSUS TECHNOLOGIES INCORPORATED

(Exact name of small business issuer as specified in its charter

Delaware	43-2033337
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

902 Clint Moore Road, Suite 138, Boca Raton, Florida 33487

(Address of principal executive offices)

(561) 994-0800

(Issuer’s telephone number)

444 Madison Avenue, 24th Floor, New York, New York 10022

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 9, 2005, the issuer had 40,023,908 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

VSUS TECHNOLOGIES INCORPORATED

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

INDEX

Page No.

PART I.	FINANCIAL INFORMATION

Item.1	Financial Statements	3

	Condensed Consolidated Balance Sheet as of September 30, 2005 (unaudited)	4

	Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited) and for the period from inception (September 21, 2000) (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	6

	Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the nine months ended September 30, 2005 (unaudited)	8

	Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	32

Item 3.	Controls and Procedures	37

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Securityholders	39

Item 5.	Other Information	39

Item 6.	Exhibits and Reports on Form 8-K	40

SIGNATURES		41

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

INDEX TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheet	4

Condensed Consolidated Statement of Operations	5

Condensed Consolidated Statement of Cash Flows	6

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency	7-8

Notes to the Condensed Consolidated Financial Statements	9 - 36

VSUS TECHNOLOGIES, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(except share data)

September 30,
2005
(Unaudited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$—
Other receivables	44
44

Acquired technology, net of accumulated amortization of $339	4,183
Goodwill	4,522
Property and equipment, net	629
Other assets	50
$9,428

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Short-term bank credit	16
Accrued expenses	1,046
Convertible debentures (net of debt discount of $67)	148
Accrued interest	687
Other payables	233
Related parties	126
Other liabilities	417
Series A Preferred Stock, including accrued dividends of $138 (350 shares issued, 318 outstanding) stated at liquidation preference	1,730
Warrant and conversion options	63
Promissory notes	1,165
5,631

LONG-TERM LIABILITIES
Related Party	175
Convertible debenture	3,400
Total liabilities	9,206

CONTINENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock $0.001 par value (Authorized-100,000,000 shares issued and outstanding- 39,939,009 at September 30, 2005)	39
Additional paid-in-capital	11,870
Deferred stock based compensation	(1,984)
Accumulated deficit	(9,703)
222
$9,428

The accompanying notes to these condensed consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

					CUMULATIVE FROM
					(SEPTEMBER 21, 2000)
	For the Three Months Ended		For the Nine Months Ended		(INCEPTION) TO
	September 30,		September 30,		SEPTEMBER 30,
	2005	2004	2005	2004	2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenue	$—	$162	$—	$265	$1,728

Cost of revenues	—	12	—	36	232

Gross profit	—	150	—	229	1,496

Research and development expense	375	58	775	166	2,195
Sales and marketing	—	85	—	343	944
General and administrative expense *	813	163	3,359	526	5,612
Acquired in process technology	—		—		—
Merger expenses	—	—	—	219	409

Operating loss	(1,188)	(156)	(4,134)	(1,025)	(7,664)

Financing expenses, net	(606)	(60)	(1,943)	(168)	(2,191)
Gain on derivatives	152	—	152	—	152

Net loss	$(1,642)	$(216)	$(5,925)	$(1,193)	$(9,703)

Basic and diluted loss per share	$(0.06)	$(0.01)	$(0.26)	$(0.08)

Weighted average number of shares outstanding	29,827,688	15,182,182	22,703,602	14,526,020

*Including stock based compensation of $379 and $215, $2,332, $49, for the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and September 20, 2004, respectively.

The accompanying notes to these condensed consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

			CUMULATIVE FROM SEPTEMBER 20, 2000
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		(INCEPTION) TO SEPTEMBER 30,
	2005	2004	2005
	(UNAUDITED)		(UNAUDITED)
CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period	($5,925)	($1,193)	($9,703)
Adjustments to reconcile net loss to net cash used in operating actvities:
Depreciation and amortization	436	8	469
Amortization of deferred stock-based compensation	2,333	215	3,609
Increase in accrued severance pay, net	—	22	—
Gain on derivatives	(152)	—	(152)
Compensatory elements of stock issuances	791	—	791
Amortization of debt discount	525	—	525
Accrued interest-preferred stock	138	—	138
Transfer of assets to former officer	49	—	49
Interest to related party	14	10	50
Accrued liquidated damages	208		208
Accrued interest on convertible loan	—	153	171
Decrease (increase) in accounts receivable and other current assets	—	(137)	(6)
Increase in accounts payable and accrued expenses	570	134	1,155
Net cash (used in) operating activities	(1,013)	(788)	(2,696)

CASH FLOWS-INVESTING ACTIVITIES
Reverse merger	—	(200)	(200)
Cash advance to supplier	(50)	—	(50)
Purchase of fixed assets	(22)	(38)	(104)
Net cash provided by (used in) operating activities	(72)	(238)	(354)

CASH FLOWS-FINANCING ACTIVITIES
Short term bank credit	10	4	16
Proceeds from notes payable	644		644
Exercise of stock options	17	—	17
Receipt of convertible loan	215	675	1,690
Related parties	179	(106)	358
Issuance of share capital	—	—	325
Net cash provided by financing activities	1,065	573	3,050

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20)	(453)	—
CASH AND CASH EQUIVALENTS-
BEGINNING OF PERIOD	20	661	—

CASH AND CASH EQUIVALENTS-
END OF PERIOD	$—	$208	$—

The accompanying notes to these condensed consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

		CUMULATIVE FROM SEPTEMBER 20, 2000
FOR THE NINE MONTHS ENDED SEPTEMBER 30,		(INCEPTION) TO SEPTEMBER 30,
2005	2004	2005
(UNAUDITED)		(UNAUDITED)
Supplementary disclosure of Cash Flows Information:

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-Cash Investing and Financing Transactions:

Common stock issued for payment of accrued interest	$177	$—	$177

Value assigned to beneficial conversion in
connection with the 12% convertible debenture	$154	$—	$154

Value assigned to warrants issued to purchasers
of convertible debentures	$61	$—	$61

1stAlerts Merger:

Loan Receivable	$228	$—	$228
Secuirty Deposit	27	—	27
Property and Equipment	704	—	704
Acquired Technology	4,522	—	4,522
Goodwill	4,522	—	4,522
Accrued Liabilities	(628)	—	(628)
Notes Payable (less debt discount of $377)	(788)	—	(788)
Convertible Notes Payable	(3,400)	—	(3,400)
Common Stock and Warrants Issued	(5,187)	—	(5,187)
	$—	$—	$—

Value assigned to warrants issued to purchasers
of convertible debentures	$61	$—	$61

In addition, see Note 3 for details related to the acquisition of 1stAlerts.

The accompanying notes to these financial statements form an integral part thereof.

VSUS TECHNOLOGIES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(IN THOUSAND, EXCEPT NUMBER OF SHARES)
(UNAUDITED)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFERRED STOCK COMPENSATION	ACCUMULATED DEFICIT	TOTAL

Balance at Janauary 1, 2005	12,392,896	$12	$1,436	$(51)	$(3,778)	$(2,381)

Value assigned to stock options for services	—	—	5	—	—	5
Value assigned to buy back of shares from former officer	—	—	1,694	(1,694)	—	—
Excericise of stock options	4,102,000	4	13			17
Common stock issued as consideration for extending the terms of a loan	124,750	—	46			46
Common stock issued in connection with the merger with 1stAlerts, Inc.	13,000,000	13	4,797			4,810
Common stock issued as payment of accrued interest	708,263	1	176			177
Value assigned to warrants in connection with 1stAlerts, Inc. merger	—	—	377			377
Stock options for services rendered	—		740			740
Stock options for services rendered	—	—	900	(900)		—
Stock issued for consulting services	65,000	—	24			24
Stock issued for consulting services	10,000,000	10	890	(900)		—
Shares returned by former officer and director	(453,000)	(1)	1			—
Stock options for services	—	—	771	(771)	—	—
Amortization of deferred compensation	—	—	—	2,332	—	2,332
Net loss-Nine Months ended September 30, 2005	—	—	—	—	(5,925)	(5,925)

Balance at September 30, 2005	39,939,909	$39	$11,870	$(1,984)	$(9,703)	$222

The accompanying notes to these condensed consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS AND ACQUISITION

ACQUISITION

VSUS Technologies Incorporated (“the Company”) was incorporated in Delaware on September 20, 2000. Following its establishment, the Company organized, at the end of 2000, two wholly-owned subsidiaries: Safe Mail International Ltd., a company registered in the British Virgin Islands and Safe Mail Development Ltd., a company registered in Israel. As of August 31, 2004, the Company established two additional wholly-owned subsidiaries: VSUS Secured Services, Inc., a Delaware corporation and First Info Network, Inc., a Delaware corporation. Since inception, and until a recent shift in the focus of its business operations, the Company had been a developer and marketer of highly secure communications systems for use over the Internet.

Effective as of April 13, 2005, the Company reorganized its business by transferring substantially all of its business assets into VSUS Secured Services, Inc., its wholly-owned subsidiary. Consequently, its two subsidiaries, Safe Mail Development Ltd. and Safe Mail International Ltd., became subsidiaries of VSUS Secured Services, Inc.

On April 14, 2005, VSUS Technologies Incorporated acquired 1stAlerts, Inc., a Delaware corporation (“1stAlerts”), a company that develops, markets and sells software applications, when 1stAlerts merged with and into the Company’s wholly-owned Delaware subsidiary, First Info Network, Inc., hereinafter referred to as the “1stAlerts Acquisition”. At the time of the 1stAlerts Acquisition, among other things: (i) the Company exchanged 13,000,000 shares of its Common Stock, and 200 shares of its Series B Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, (ii) the Company issued 1,861,841 of its Class A Warrants in exchange for warrants to purchase shares of Common Stock of 1stAlerts, (iii) the Company assumed $4,565,000 of promissory and convertible notes from 1stAlerts, and (iv) certain officers and directors of 1stAlerts became officers and directors of the Company.

Each of the 1,861,841 Class A Warrants the Company issued in connection with the 1stAlerts Acquisition have a term of a term of two years from the effective date of a registration statement the Company’s obligated to file to register, among other of its securities, the shares of the Company’s Common Stock underlying these warrants, and an exercise price of $0.19.

The pre-acquisition stockholders of 1stAlerts have been granted the option to purchase up to 95% of the shares of First Info Network, Inc. from the Company under certain circumstances, pursuant to a Call Option Agreement the Company entered into with them.

Since, at the effective time of the 1stAlerts Acquisition, the Company maintained (i) a majority of the outstanding shares of Common Stock of the combined company, (ii) officers who ranked higher than the incoming pre-acquisition 1stAlerts officers, and (iii) the ability to elect and appoint a voting majority of the governing board, the acquisition was treated as a forward merger with the Company as the accounting acquirer.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS AND ACQUISITION (Continued)

The transaction was accounted for using the purchase method of accounting. The results of 1stAlerts for the period April 14, 2005 through September 30, 2005 are included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005.

Following its acquisition of 1stAlerts, the Company shifted its business operations to primarily focus on the 1stAlerts business model. In connection with this change, the Company terminated its business operations in Israel.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2005, and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. These financial statements should be read in conjunction with the financial statements and notes related thereto included the Annual Report on Form 10-KSB for year ended December 31, 2004.

These results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING-CONCERN AND MANAGEMENT’S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company’s technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying condensed consolidated financial statements, the Company’s operations for the three months ended September 30, 2005 and 2004, resulted in a net loss of $1,642,000 and $216,000, respectively and for the nine months ended September 30, 2005 and 2004, resulted in a net loss of $5,925,000 and $1,193,000 respectively. In addition the Company (i) was delinquent in paying its payroll taxes at September 30, 2005 in the amount of approximately $87,000, (ii) has a working capital deficiency of $5,587,000 and (iii) is in default of its promissory notes (Note 8) and its 12% convertible debentures (Note 9).

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BUSINESS AND ACQUISITION (Continued)

Management’s plans in this regard include raising additional cash from current and potential stockholders and lenders, making strategic acquisitions and increasing the marketing of its products and services. As a result of the Company’s acquisition of 1stAlerts, and the anticipated cash flow from the combined company’s operations, the Company believes that it will have sufficient capital to fund its operations. However, until such time as the Company generates sufficient revenues from the sale of its products, the Company will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to the Company when needed, and on commercially reasonable terms. The Company’s inability to derive sufficient revenues from the sale of its products, or obtain additional financing when needed, would have a material adverse effect on the company, requiring the Company to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the Company’s then current stockholders.

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
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the nine months and three months ended September 30, 2005 and 2004, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Options to purchase Common Stock	13,426,008
Warrants to purchase Common Stock	7,756,841
Convertible preferred stock (1)	7,708,269
Convertible Notes (1)	860,000
Total as of September 30, 2005	29,751,118

(1)	Based on conversion rate of $.25.

Substantial and potential issuances after September 30, 2005:

Stock options issued for services	2,400,000

In addition, in connection with the 1stAlert Acquisition, the shares of Series B Participating Preferred Stock Issued are potentially convertible into common shares based on a formula described in Note 9.

RESEARCH AND DEVELOPMENT

In accordance with SFAS No. 2 "Accounting for Research and Development Costs," all research and development ("R&D") costs are expensed when they are incurred, unless they are reimbursed under specific contracts. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and in accordance with FASB Interpretation No. 44. Pursuant to these accounting pronouncements, the Company records compensation for stock options granted to employees over the vesting period of the options based on the difference, if any, between the exercise price of the options and the market price of the underlying shares at that date.

Deferred compensation is amortized to compensation expense over the vesting period of the options. Had compensation cost for the Company’s option plans been determined on the basis of the fair value at the grant dates in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation” (“SFAS No. 148”), the Company’s net loss and basic net loss per share would not have changed.

For purposes of estimating fair value in accordance with SFAS 123, the Company utilized the Black - Scholes option-pricing model. The following assumptions were utilized in such calculations for the nine-months ended September 30, 2005 (all in weighted averages):

2004

Risk-free interest rate	3.6%
Expected life of options	5
Expected dividend yield	None
Volatility	0%

Based on these assumptions there are no differences in the amount of stock-based compensation according to FASB 123 compared to the amount measured according to APB 25.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2005, the Securities and Exchange Commission issued release number 33-8568, Amendment To Rule 4-01(A) Of Regulation S-X Regarding The Compliance Date For Statement Of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment. This release delays the date for compliance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment ("Statement 123R") to the registrant's first interim or annual reporting period beginning on or after December 15, 2005. Statement 123R requires public entities to measure the cost of employee

SUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and no longer allows companies to apply the intrinsic value based method of accounting for stock compensation described in Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees. In accordance with this amendment, the Company will adopt SFAS No. 123R as of the beginning of the Company's interim reporting period that begins on January 1, 2006. The transitional provisions of SFAS 123R are not expected to have a material effect on the Company's consolidated financial position or results of operations as substantially all outstanding equity instruments are expected to vest on or prior to December 31, 2005. The Company will utilize the fair value method for any future instruments after the implementation date.

In June 2005, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 154, Accounting Changes And Error Corrections. SFAS 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin No. 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The requirements in SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will apply these requirements to any accounting changes after the implementation date.

Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," provides guidance when evaluating whether embedded derivatives should be bifurcated under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. However, Issue No. 00-19 does not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer). Since the time that Issue No. 00-19 was issued, complex structures have arisen such that the term "conventional convertible debt instrument" is no longer adequately defined.

In Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19," the EITF concluded that an instrument with the following characteristics should be considered "conventional" for purposes of applying Issue No. 00-19:

•	The holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion); and

•	The holder's ability to exercise the option is based on either the passage of time or a contingent event.

Further, the EITF concluded that mandatory redeemable convertible preferred stock may qualify for the same exception as conventional convertible debt instruments if the economic characteristics indicate that the instrument is more akin to debt than to equity.

The effect of EITF Issue No. 05-2 did not have a material effect on our consolidated financial position or results of operations.

In September 2005, the FASB ratified the EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”, which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded I shareholder’s equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. The Company is currently evaluating the effect that the implementation of these issues will have on our consolidated financial position or results of operations.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - ACQUISITION

On April 14, 2005, the Company consummated the acquisition of all of the issued and outstanding shares of Common Stock of 1stAlerts. At the time of the acquisition, among other things: (i) the Company exchanged 13,000,000 shares of its Common Stock, and 200 shares of its Series B Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, (ii) the Company issued 1,861,841 of its Class A Warrants in exchange for warrants to purchase shares of Common Stock of 1stAlerts, (iii) the Company assumed $4,565,000 of promissory and convertible notes from 1stAlerts, and (iv) certain officers and directors of 1stAlerts became officers and directors of the Company.

Each of the 1,861,841 Class A Warrants the Company issued in connection with the 1stAlerts Acquisition have a term of a term of two years from the effective date of a registration statement the Company’s obligated to file to register, among other of its securities, the shares of the Company’s Common Stock underlying these warrants, and an exercise price of $0.19.

The pre-acquisition stockholders of 1stAlerts have been granted the option to purchase up to 95% of the shares of First Info Network, Inc. from the Company under certain circumstances, pursuant to a Call Option Agreement the Company entered into with them.

The Company concludes that since, at the effective time of the 1stAlerts Acquisition, the Company maintained (i) a majority of the outstanding shares of Common Stock of the combined company, (ii) officers who ranked higher than the incoming pre-acquisition 1stAlerts officers, and (iii) the ability to elect and appoint a voting majority of the governing board, the acquisition will be treated as a forward merger with the Company as the accounting acquirer. The transaction was accounted for using the purchase method of accounting.

The following table sets forth the calculation of the purchase price:

Value of VSUS stock issued in connection with the acquisition with 1stAlerts.

	Estimated Fair Values	Equity Value per Share	Consideration
Common Stock	13,000,000	$.37	$4,810,000
Warrants (as determined under Black Scholes)	1,861,841	$.20	$376,399
Series B Preferred Stock	200	Not Determinable
Total Consideration			$5,186,399
Total liabilities assumed, net of debt discount of $376,399			$4,816,955
Total Consideration, Net			$10,003,354

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - ACQUISITION-(Continued)

As required by paragraph 74 of APB No. 16, “APB 16: Business Combinations”, “The fair value of securities traded in the market is normally more clearly evident than the fair value of an acquired company (paragraph 67). Thus, the quoted market price of an equity security issued to effect a business combination may usually be used to approximate the fair value of an acquired company after recognizing possible effects of price fluctuations, quantities traded, issue costs, and the like (paragraph 23). The market price for a reasonable period before and after the date the terms of the acquisition are agreed to and announced should be considered in determining the fair value of securities issued.”

APB 16 continues to state under paragraph, 75, “If the quoted market price is not the fair value of stock, either preferred or common, the consideration received should be estimated even though measuring directly the fair values of assets received is difficult. Both the consideration received, including goodwill, and the extent of the adjustment of the quoted market price of the stock issued should be weighed to determine the amount to be recorded. All aspects of the acquisition, including the negotiations, should be studied, and independent appraisals may be used as an aid in determining the fair value of securities issued. Consideration other than stock distributed to effect an acquisition may provide evidence of the total fair value received”.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - ACQUISITION (Continued)

In reviewing the transaction, the Company has determined that quoted market price at April 14, 2005, is not indicative of the fair value of the stock. This is because at the time of the 1stAlerts Acquisition, the Company’s Common Stock was thinly traded. It was not until August of 2005 that a reasonable volume of shares began to be traded. Since the beginning of August the price ranged from about $0.30 to $0.54. From the date of the 1stAlerts Acquisition to the date that a more active volume of shares began to trade, the Company had no significant announcements or developments in their business.

Based on the above facts, the initial fair value of the Company’s Common Stock for the purposes determining the purchase price of the 1stAlerts acquisition was $0.37 per share. The Company intends to have its Common Stock and Series B Preferred Stock valued by a qualified appraiser by March 31, 2006.

The fair value of the 1stAlerts warrants was determined using the Black-Scholes valuation model. To determine the fair value of these warrants, the following assumptions were used: expected volatility of 50.0%, risk-free interest rate of 2.0%, and expected life of two years.

Since, the Series B Participating Preferred Stock has no voting rights, cannot be converted for a period of 3 years from the date of the 1stAlerts Acquisition (other than a liquidity event defined above), and the number of shares of Common Stock which could be issued upon conversion is not estimatable as of the acquisition date, the value of the Series B Preferred Stock is not determinable at this time and therefore has not been valued.

The transaction is being accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards (“SFAS”) Statement No. 141, “Business Combinations,” with the Company’s as the accounting acquirer. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The results of 1stAlerts for the period April 14, 2005 through September 30, 2005, are included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005. Goodwill and acquired technology recorded in the acquisition will be tested periodically for impairment as required by SFAS Statement No. 142, “Goodwill and Other Intangible Assets”. The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities. The Company is in the process of beginning the independent appraisal for certain assets, and refining its internal fair value estimates. Therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ. Based on the preliminary purchase price allocation, the following table summarizes estimated fair values of the assets acquired:

Loan Receivable	$228,207
Security deposit	26,612
Property and equipment	703,743
Acquired technology	4,522,396
Goodwill	4,522,396
Total	$10,003,354

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - ACQUISITION (Continued)

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues	$—	$162	$—	$265
Net loss	$(1,642)	$(293)	$(5,925)	$(1,270)
Net loss available to common stockholders	$(1,642)	$(293)	$(5,925)	$(1,270)

Basic and diluted loss per common share:
Continuing operations	$(.06)	$(.02)	$(.26)	$(.09)
Net loss available to common stockholders	$(.06)	$(.02)	$(.26)	$(.09)

Weighted average number of shares outstanding	29,827,688	15,182,182	22,703,602	14,526,020

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisition of 1stAlerts on April 14, 2005, the Company recorded goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations”. The $9.0 million of goodwill and other intangible assets was recorded as the excess of the purchase price of $10.0 million over the fair value of the net amounts assigned to assets acquired and liabilities assumed. In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, the Company will continue to assess on an annual basis whether goodwill and other intangible assets acquired in the acquisition of 1stAlerts’s are impaired. Additional impairment assessments may be performed on an interim basis if the Company deems it necessary. Finite-lived intangible assets will be amortized over their useful lives, if determinable, and periodically reviewed for impairment. No amounts assigned to any intangible assets are deductible for tax purposes.

Goodwill and other intangible assets at September 30, 2005 consisted of the following (in thousands):

Goodwill	$4,522
Acquired technology	4,522
9,044
Less: Accumulated Amortization	339
$8,705

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS-(Continued)

Amortization expense for the three and nine months ended September 30, 2005 and 2004, amounted to approximately $339,000 and $339,000, respectively for 2005 and $-0-, respectively for 2004. Acquired technology is being depreciated over a useful life of five years.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 consisted of the following (in thousands):

Computer hardware	$22
Assets acquired in acquisition	704
$726
Less: Accumulated depreciation	97
$629

Depreciation expense for the three and nine months ended September 30, 2005 and 2004, amounted to $49,000 and $97,000, respectively for 2005 and $5,000 and $8,000, respectively for 2004. Computer hardware is being depreciated over a useful life of three years.

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

Effective as of January 28, 2005, the Company entered into a settlement agreement (the “Settlement Agreement”) with a former officer and director.

Pursuant to the Settlement Agreement, among other things, (i) the former officer and director resigned from his duties with the Company and sold all of the Company’s Common Stock held by him; (ii) the Company granted to the former officer and director a worldwide, perpetual license to use and market certain of its intellectual property; (iii) the former officer and director agreed to provide the Company with certain customer service and support, and development services; (iv) the Company agreed to reimburse the former officer and director for certain amounts paid by him on behalf of the Company, and sell him, or a company founded by him, certain assets with a carrying value of $49,000 without additional consideration; (v) the former officer and director agreed to forfeit certain amounts due to him from the Company; and (vi) the Company canceled an aggregate of 1,183,750 options to purchase shares of its Common Stock, at exercise prices ranging between $0.001 and $0.01 per share, which the Company previously granted to him under its 2003 Stock Option Plan, and replaced them with an aggregate of 1,183,750 non-plan options to purchase shares of the Company’s Common Stock, at exercise prices ranging between $0.001 and $0.01 per share.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES - (Continued)

Pursuant to the Settlement Agreement (described above), among other things, 5,038,000 shares of the Company’s Common Stock held and controlled by the former officer and director were sold to the Company’s newly appointed President and director, for an aggregate purchase price of $170,000. The purchase price was negotiated as part of the Company's settlement with the former officer and director, and, therefore, does not necessarily represent the fair market value of our Common Stock on the date of the transaction. As a result of this transaction and an employment agreement with the Company’s newly appointed President dated April 28, 2005, the Company recorded a charge of $1,694,000 to reflect the excess of the fair value of the shares purchased over the $170,000 during the quarter ended June 30, 2005. As of September 2, 2005, the Company’s President and director resigned, and in connection therewith, returned 453,000 of these shares to the Company’s treasury.

Effective January 28, 2005, the Company signed a promissory note of $62,384 with a former officer of the Company to reimburse him for expenses paid by him on behalf of the Company. Principal and accrued interest are payable on or prior to the one year anniversary of the date of this Note. The loan bears an interest rate of 12% per annum.

NOTE 7 - CONVERTIBLE LOAN AND SERIES A CONVERTIBLE PREFERRED STOCK

In November 2003, the Company signed two loan agreements. Pursuant to the first loan agreement, the Company was to receive loans from several lenders in the total amount of $1,500,000. The Company issued promissory notes in this amount. Principal and accrued interest at the rate of 12% per annum were payable in full after one year. As of December 31, 2003, a total of $900,000 was received, and an aggregate amount of $475,000 was received during 2004. Pursuant to the second loan agreement, the Company was to receive a loan from a lender in the total amount of $200,000. This loan amount bears interest at the non-negotiable rate of 24% per annum. During 2004, the Company received $100,000, and, during 2005, the Company has received an additional $66,334, The Company expects to pay accrued and unpaid interest on the Loan to the lenders in cash, with the exception of $50,000 in interest, which was added to the amount of the Loans.

Pursuant to those two loan agreements, the loans, (the “Loan”), are convertible into units of the Company’s securities (the “Units”), at a purchase price of $5,000 per Unit (the “Original Purchase Price”). Each Unit will consist of: (i) one share of the Company’s Series A Convertible Preferred Stock (the “ Series A Preferred Stock”); (ii) 5,000 Class A Warrants; (iii) 5,000 Class B Warrants; and (iv) 5,000 Class C Warrants (the Class A Warrants, Class B Warrants and Class C Warrants are hereinafter sometimes referred to collectively as the “Warrants”).

On November 3, 2004 (the “Closing Date”), the outstanding balance of the Loan of $1,591,334 was converted into 318 Units, at a purchase price of $5,000 per Unit.

Due to the immaterial value of the Warrants as of November 3, 2004, no value was allocated to the Warrants.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - CONVERTIBLE LOAN-(Continued)

The Series A Preferred Stock agreement provides for restrictions and limitations on defined managements actions.

The holders of the Series A Preferred Stock (the “Holders”) have certain preferential dividend and liquidation rights including cumulative preferred dividends of 12% per annum. In addition, the Convertible Preferred Stock is redeemable: (i) at the election of any Holder after thirteen months following the Closing Date, subject to the Holder’s option to have the Company redeem the Series A Preferred Stock from the proceeds of any offering of the Company’s securities resulting in gross proceeds of $5,000,000 or more (a “Qualified Offering”), at a purchase price equal to the Original Purchase Price, plus any accrued and unpaid dividends; or (ii) at the Company’s election after sixteen months following the Closing Date, at a purchase price equal to 130% of the Series A Preferred Stock’s Original Purchase Price, plus any accrued and unpaid dividends. Also, each of the shares of Series A Preferred Stock outstanding is convertible into such number of shares of the Company’s Common Stock as is determined by dividing $5,000, by $0.51 (Amended in April, 2005). At September 30, 2005, the Company had recorded approximately $138,000 of preferred stock dividends. Since the Series A Preferred Stock was classified as a liability, the preferred stock dividends are included in financing expenses in the accompanying consolidated statements of operations.

Each of the Class A Warrants the Company issued in connection with this transaction have a term of one year from the effective date of issuance, and an exercise price of $0.38 (Amended in April 2005). Each of the 1,750,000 Class B Warrants the Company issued in connection with this transaction have a term of three years from the date of issuance, and an exercise price of $0.68. Each of the 1,750,000 Class C Warrants the Company issued in connection with this transaction have a term of five years from the date of issuance, and an exercise price of $0.93 (Amended in April 2005).

As a result of the sale of convertible debentures in April 2005, pursuant to antidilution provisions in the Series A Preferred Stock and the Class A Warrants, Class B Warrants, and Class C Warrants, the company: (i) reduced the conversion price of the Series A Preferred Stock, so that each share of Series A Preferred Stock is convertible into such number of shares of the Company’s Common Stock as is determined by dividing $5,000, by $0.25; (ii) reduced the exercise price of the Class A Warrants to $0.19 per share, and extend the term to two years from the effective date of the Registration Statement; (iii) reduced the exercise price of the Class B Warrants to $0.34 per share, and extend the term to five years from the effective date of the Registration Statement; and (iv) reduced the exercise price of the Class C Warrants to $0.47 per share.

The Company agreed to file a registration statement (the “Registration Statement”) to register the shares of Common Stock underlying the Series A Preferred Stock, Class A Warrants, Class B Warrants and Class C Warrants no later than 45 days after the Closing Date (the “Required Filing Date”). For various reasons, the Company was not able to satisfy its requirement to file the Registration Statement on or prior to the Required Filing Date. Subsequently, the Holders waived their rights to any penalties through May 31, 2005 related to the company’s failure to file the registration statement. Liquidating damages are uncapped and accrue at the rate of 3% per month or $47,740 for each month that the Company fails to

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - CONVERTIBLE LOAN-(Continued)

register the underlying common shares. The Company accrued $190,960 at September 30, 2005 in connection with the liquidating damages.

As a result of the uncapped liquidating damages provision related to a failure to register the common shares contained in the registration rights agreement, the conversion option and the Class A, Class B and Class C warrants do not qualify as equity and have been recorded as a derivative liability. The derivative liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is recognized as a loss or gain in the Company’s consolidated statement of operations. At September 30, 2005, the fair value of these derivative instruments was $55,000 which resulted in a loss of $55,000 for the nine months ended September 30, 2005.

Contemporaneously with its acquisition of 1stAlerts, Inc., the Company converted the accrued interest on the convertible loans of $177,066 into 708,263 shares of its Common Stock, as full and complete payment thereof.

As of December 3, 2005, the Series A Preferred Stock became redeemable as the election of the Holders. As of the date of this filing, none of the Holders have exercised their right.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - PROMISSORY NOTES

As of April 14, 2005, the Company acquired 1stAlerts and, in connection therewith, assumed convertible debentures totaling $3,400,000 discussed in Note 9 and promissory notes in the aggregate amount of $1,165,000.

The loans are evidenced by a promissory note (the “1stAlerts Notes””) issued by 1stAlerts to the lenders. Interest on the principal amount of the loan outstanding accrues at the annual rate of 12% and is payable on the maturity of the loan. Prior to the acquisition, 1stAlerts had defaulted on the 1stAlert Notes. The Company is currently negotiating a resolution with the holders of the 1stAlerts Notes; however the loan remains in default.

Pursuant to the acquisition with 1stAlerts, the Company exchanged warrants to purchase 1,861,841 shares of 1stAlerts Common Stock for 1,861,841 of its Class A Warrants.

Each of the 1,861,841 Class A Warrants the Company issued in connection with the 1stAlerts Acquisition have a term of two years from the effective date of the Registration Statement, and is exercisable at $.19 per share. The value assigned to these warrants was $376,399 and was recorded as a debt discount at the date of 1stAlerts Acquisition. The debt discount of $376,399 was charged to financing expenses during the quarter ended June 30, 2005.

NOTE 9 - CONVERTIBLE DEBENTURES

FORMER SHAREHOLDERS OF 1STALERTS

Pursuant to the 1stAlerts Acquisition, First Info Network, Inc. assumed the promissory notes in the aggregate principal amount of $3,400,000 which 1stAlerts had issued to two of the pre-acquisition 1stAlerts stockholders (the “Notes”). The Notes bear interest at the rate of one percentage point per annum above the prime rate and is due December 31, 2009. Pursuant to the Notes, concurrently with any public sale, spin-off or other similar disposition of the shares of First Info Network, Inc., the Notes are convertible into shares of Common Stock of First Info Network, Inc at 70% of the “Market Price” (as determined at the time of such transaction). As security for the repayment of the Notes, the Company pledged all of the Company’s shares of First Info Network, Inc. No value has been currently assigned to this contingent beneficial conversion feature.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - CONVERTIBLE DEBENTURES-(Continued)

SALE OF 12% CONVERTIBLE DEBENTURES AND WARRANTS

As of April 14, 2005, contemporaneously with the 1stAlerts Acquisition, the Company sold an aggregate of: (i) $215,000 of its 12% Convertible Debentures (the “Debentures”), (ii) 215,000 Class A Warrants, (iii) 215,000 Class B Warrants, and (iv) 215,000 Class C Warrants to four lenders.

The Debentures, which have a maturity date of December 3, 2005, are convertible into such number of shares of the Company’s Common Stock as is determined by dividing the amount of the Debentures, by $0.25. Each of the Class A Warrants has a term of two years from the effective date of the Registration Statement, and an exercise price of $0.19. Each of the Class B Warrants has a term of five years from the effective date of the Registration Statement, and an exercise price of $0.34. Each of the Class C Warrants has a term of five years from the date of issuance, and an exercise price of $0.47.

The fair value of $215,000 Debentures were allocated 71% or $153,741 to the Debenture and 29% or $61,259 to the Debenture warrants. The value of the conversion option was limited to $153,741. The combined value of the warrants and conversion option totaled $215,000 and was accounted for as the debt discount of $215,000 and a derivative liability of $215,000.

Pursuant to a registration rights agreement, the Company agreed to use its best efforts to register the common shares underlying the convertible debenture and warrants. The agreements provides for uncapped liquidating damages at the rate of 2% per month or $4,300 for each month after May 31, 2005 that it fails to register the common shares. Accrued liquidity damages at September 30, 2005 approximated $17,200.

As a result of the uncapped liquidating damages provision related to a failure to register the common shares contained in the registration rights agreement, the conversion option and the Class A, Class B and Class C warrants do not qualify as equity and have been recorded as a derivative liability. The derivative liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is recognized as a loss or gain in the Company’s consolidated statement of operations. At September 30, 2005, the fair value of these derivative instruments was $8,000 which resulted in a gain of $207,000 for the nine months ended September 30, 2005.

The debt discount of $215,000 is being charged to financing costs over the period ended December 31, 2005. The Company is in default under these debentures as of December 3, 2005. The Company is currently negotiating a resolution with the holders of these debentures.

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

Effective as of January 6, 2005, a former officer, director and consultant of the Company was removed as an officer and director of the Company, and his Consulting Agreement was terminated As a result of such removal, 341,250 of his options to purchase shares of Common Stock of the Company, which had not already vested, automatically expired on the date thereof.

Simultaneously with the 1stAlerts Acquisition, the former officer, director and consultant was reinstated as a director of the Company, and, the Company entered into a new Consulting Agreement with him. In consideration for his services as a director, the Company reissued 341,250 stock options, which had automatically expired at the time of his removal. Also, in connection with the new Consulting Agreement, the consultant was issued options to purchase an additional 1,000,000 shares of the Company's Common Stock, at an exercise price of $.001 per share.. Since the company's stock has had a historically limited "public market", the fair value of $.37 per share or $433,131. The $433,131 had been originally recorded as Deferred Compensation and was being amortized over the term of the agreement. As of September 2, 2005, the date thereof, the former officer, director and consultant resigned as a director of the Company, and the new Consultant Agreement was terminated. As a result of the termination of the new Consulting Agreement, the Company recognized the remaining unearned compensation of $277,500 in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2005.

During the nine months ended September 30, 2005, the former officer exercised all of the 1,952,000 options.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10- SHAREHOLDERS' EQUITY-(Continued)

ADDITIONAL ISSUANCES OF STOCK OPTIONS PURSUANT TO THE COMPANY'S 2003 STOCK OPTION PLAN

Contemporaneously with the Company’s acquisition of 1stAlerts, as of April 14, 2005, the Company granted options to purchase an aggregate of 4,000,000 shares of its Common Stock, at an exercise price of $0.001 per share, to two service providers.. These options vested 100% upon their grant and have a term of five (5) years from their date of grant. As of September 20, 2005, options to purchase 2,000,000 of these shares were rescinded by one of the grantees. Since the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $740,000. The $740,000 has been recorded as compensatory stock element expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005.

In May 2005, the Company granted to a consultant stock options for professional services rendered to purchase 50,000 shares of its Common Stock at an exercise price of $0.01 per share. The options were exercised in June 2005. Since the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $18,500. The $18,500 has been recorded as Deferred Compensation and is being amortized over the period of service of one year.

In May 2005, the Company granted to a consultant stock options for professional services rendered to purchase 100,000 shares of its Common Stock at an exercise price of $0.01 per share. The options were exercised in May 2005. Since the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of the services rendered. Since the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $37,000. The $37,000 has been recorded as Deferred Compensation and is being amortized over the period of service of one year.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10- SHAREHOLDERS' EQUITY-(Continued)

In May 2005, the Company granted to a consultant stock options for professional services rendered to purchase 500,000 shares of its Common Stock at an exercise price of $0.01 per share. The options were exercised in May 2005. Since the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $185,000. The $185,000 has been recorded as Deferred Compensation and is being amortized over the period of service of one year.

In May 2005, the Company granted to a consultant stock options for professional services rendered to purchase 100,000 shares of its Common Stock at an exercise price of $0.01 per share. The options were exercised in May 2005. Since the Company's stock has had a historically limited "public market", the fair value of the stock options estimated on the date of grant was determined using the value of $.37 per share or $37,000. The $37,000 has been recorded as Deferred Compensation and is being amortized over the period of service of one year.

In July 2005, the Company entered into a Consulting Agreement. In consideration for the consulting services to be provided to the Company by the consultant, the Company agreed to, among other things (i) issue 50,000 shares of its Common Stock to the consultant upon execution of the Consulting Agreement, and (ii) issue an additional 15,000 shares of the Company’s Common Stock to the consultant per month thereafter, for each month in which consulting services are to be provided. As of September 30, 2005, approximately 65,000 shares have been issued under the agreement. Since, the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $24,050. The $24,050 has been recorded as compensatory stock element expense in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2005.

In September 2005, the Company entered into a consulting agreement pursuant to which a consultant shall provide strategic consulting services to the company, through September 20, 2007. As consideration for the consulting services to be provided to the Company by the consultant, the Company agreed to issue to the consultant (i) 10,000,000 restricted shares of the Company’s Common Stock (the "Shares"), and (ii) stock options to purchase an additional 10,000,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share (the "Options"). The market value of the Shares and Options issued was $0.09 per share or $1,800,000. The $1,800,000 has been recorded as Deferred Compensation and is being amortized over the period of service of two years. As of November 30, 2005, the consultant has not received any of the Shares, and has been granted 5,600,000 of the Options, all of which have been exercised.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10- SHAREHOLDERS' EQUITY-(Continued)

ISSUANCE OF SHARES TO A FORMER STOCKHOLDER

The Company and a former stockholder of Formula Footwear, Inc. (“Formula”), the Company’s former parent, and the predecessor filer, agreed to revise the terms of a Promissory Note in the amount of $100,000 which was issued to the former stockholder of Formula in consideration of its cancellation of shares of Formula’s Common Stock held by it. According to the revised terms, the maturity date of the note is extended so that one-third of the amount is payable on April 14, 2005, one-third is payable thirty days thereafter, and the one-third is payable sixty days thereafter. As of September 30, 2005, there remains an outstanding balance of $33,666. In addition, in consideration for the stockholder’s agreement to extend the maturity date of the note, the Company issued it, and certain of its affiliates, an aggregate of 124,750 shares of the Company’s Common. Since the Company’s stock has had a historically limited “public market”, the fair vale of the stock issued estimated on the date of issuance was determined using the value of $.37 per share or approximately $46,000. The $46,000 has been recorded as interest expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005.

PREFERRED STOCK

As part of the 1stAlerts Acquisition, the Company issued 1stAlerts, 200 shares of its Series B Participating Preferred Stock. As set forth in the Certificate of Designation of Series B Participating Preferred Stock that the Company filed, the holders of the Company’s Series B Participating Preferred Stock: (i) are entitled to participate, on an “as if converted” basis, in any and all dividends paid with respect to our Common Stock, (ii) have a liquidation preference, which provides that, upon certain “liquidity events,” they will be paid out of the Company’s assets prior to the holders of the Company’s Common Stock, in parity with the holders of the Company’s other series of preferred stock, and (iii) have no voting rights.

Shares of the Company’s Series B Participating Preferred Stock will be automatically converted into shares of the Company’s Common Stock upon the occurrence of: (i) the liquidation, dissolution, or winding up of the Company, (ii) the consolidation, merger or reorganization of the company, which results in a change of control, or (iii) the sale of all or substantially all of the Company’s assets, or the Company’s issued and outstanding shares of Common Stock. In such event, the Company’s outstanding shares of Series B Participating Preferred Stock will be converted into shares of the Company’s Common Stock, so that after such issuance, the holders of shares of the Company’s Series B Participating Preferred Stock will hold, in the aggregate, a number of shares of the Company’s Common Stock equal to the percentage of the total “Fair Market Value” of the Company represented by the “Fair Market Value” of First Info Network, Inc., the Company’s wholly-owned subsidiary, determined by a mutually agreed upon independent appraiser.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10- SHAREHOLDERS' EQUITY-(Continued)

In addition, any time on or after the third anniversary of the effective date of the 1stAlerts Acquisition, any holder of shares of the Company’s Series B Participating Preferred Stock may convert such shares into the number of shares of the Company’s Common Stock as is determined by the following formula:

x = y ((A/B) x (C/D))

A = Number of shares of Series B Participating Preferred Stock owned by the holder.
B = Total number of issued and outstanding shares of Series B Participating Preferred Stock.
C = Fair Market Value of First Info Network, Inc. on the conversion date.
D = Fair Market Value of the Company on the conversion date.
y = Total number of shares of the Company’s Common Stock issued and outstanding on the conversion date.
x = Number of shares of the Company’s Common Stock into which the holder of shares of Series B Participating Preferred Stock is entitled to convert.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

ROYALTY AND LOAN AGREEMENT

As of September 9, 2005, the Company amended its Memorandum of Understanding (the "MOU"), dated June 9, 2005, with NetCurrents Information Services, Inc., a Delaware corporation ("NetCurrents"), so that, as amended, the MOU provides that NetCurrents will grant the Company a 50-year license (the "License") to, at the Company's sole cost and expense, (i) in consultation with NetCurrents, modify and integrate NetCurrent's patented Internet search technology (the "NetCurrents Intellectual Property") into certain software applications the company currently markets, licenses, sells and distributes to customers (the "VSUS Intellectual Property") to create bundled products therefrom (the "Bundled Applications"); and (ii) develop and create modified versions and derivative works from the NetCurrents Intellectual Property, which the Company intends to market, license, sell and distribute to third parties ("Additional Applications").

As consideration for such License, the Company will (i) within one hundred eighty (180) days after the Effective Date, loan to NetCurrents an aggregate of $200,000 (the "Initial Loan Amount"), in such increments as are to be agreed to by the parties; (ii) if requested by NetCurrents, use its best efforts to thereafter loan to NetCurrents an additional $50,000 (the "Additional Loan Amount," and together with the Initial Loan Amount, the "Loan"); (iii) issue to NetCurrents 500,000 shares of its Common Stock; and (iv) pay to NetCurrents, on a quarterly basis, royalties (the "Royalties") equal to fifteen (15%) of the gross revenues the Company receives from the sale, license, or other distribution of the Bundled Applications and/or any Additional Applications (the "Revenues").

The Loan shall be (i) provided by the Company to NetCurrents without interest; (ii) secured against the NetCurrents Intellectual Property; and (iii) repayable to the Company by NetCurrents only from fifty (50%) percent of any Royalties otherwise payable to NetCurrents pursuant to the MOU. In consideration for providing NetCurrents the Loan, NetCurrents shall issue to the Company 500,000 shares of its Common Stock, within thirty (30) days of their receipt of the Initial Loan Amount.

In order for the Company to maintain the License, the Company must meet (i) certain milestones set forth in a timetable for the modification and integration of the NetCurrents Intellectual Property into the Bundled Applications, and the commercialization thereof, to be mutually agreed to by the parties; and (ii) certain minimum Revenue amounts, to be mutually agreed to by the parties.

NetCurrents shall continue to own all rights, title and interest in and to the NetCurrents Intellectual Property. The Company shall continue to own all rights, title and interest in and to the VSUS Intellectual Property. The parties shall each own fifty (50%) percent of the rights, title and interest in and to any Additional Applications the Company develops in accordance with the terms and conditions of the MOU.

As of September 30, 2005, the Company loaned NetCurrents $50,000. The Company has not issued any shares of its Common Stock to NetCurrents. No shares have been issued to NetCurrents and NetCurrents has not issued shares of its Common Stock to the Company.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 12-SUBSEQUENT EVENTS

SUBSEQUENT SHARE ISSUANCES

In October 2005, the Company granted to consultants stock options for professional services rendered to purchase 2,400,000 shares of its common stock at an exercise price of $0.01 per share. The options were exercised in October 2005.

RESIGNATION OF CAMERON MCCORMICK

Effective as of November 21, 2005, Cameron McCormick resigned as member of the Company’s board of directors.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with the Notes to the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB for the year ended December 31, 2004. In addition to historical information, this discussion contains forward-looking statements and involves risks, uncertainties and assumptions, including, but not limited to, those described in the Company’s Annual Report on Form 10-KSB under the heading of “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statement. Factors that could cause differences include, but are not limited to, expected market demand for our products, as well as general conditions of our industry.

Overview and Recent Developments

We were incorporated in Delaware as Safe Mail Limited, on September 20, 2000. On May 15, 2001, we changed our name to VSUS Technologies Incorporated. Since inception, and until a recent shift in focus of our primary business operations, we had been a developer and marketer of highly secure communication systems for use over the Internet.

Effective as of April 15, 2004, we became a wholly-owned subsidiary of Formula Footwear, Inc., a Utah corporation, when we merged with Formula Acquisition Corp., its wholly-owned Delaware subsidiary. Upon consummation of this merger, our business became the primary business of Formula Footwear, Inc., which had no substantial business operations prior to acquiring our company. Subsequently, effective as of June 9, 2004, Formula Footwear, Inc., merged with and into our company. After the merger, we continued as the surviving company and successor filer.

Effective as of April 13, 2005, we reorganized our business by transferring substantially all of our assets to VSUS Secured Services, Inc., a Delaware corporation, and wholly-owned subsidiary of ours. In addition, effective as of April 14, 2005, we acquired 1stAlerts, Inc. (“1stAlerts”), a company that enables the provision of up-to-the-minute information over a secure, private intranet, through a combination of push and pull technologies, when it merged with and into our wholly-owned Delaware subsidiary, First Info Network, Inc. Since, at the effective time of this acquisition, we maintained (i) a majority of the outstanding shares of common stock of the combined company, (ii) officers who ranked higher than the incoming pre-acquisition 1stAlerts officers, and (iii) the ability to elect and appoint a voting majority of the governing board, the acquisition was treated as a forward acquisition with our company as the accounting acquirer.

Following our acquisition of 1stAlerts, we shifted our business operations to primarily focus on the 1stAlerts business model. In connection with this change, we have terminated our operations in Israel.

On June 9, 2005, we entered into a strategic relationship with NetCurrents Information Services, Inc. ("NetCurrents"), pursuant to which NetCurrents granted us a 50-year license to modify and integrate NetCurrent's patented FIRST (Fast Internet Real-Time Search Technology) Internet search technology (the "NetCurrents Technology") into our products. We believe this relationship will enable us to significantly enhance the software applications we market, license, sell and distribute to our customers.

We are a development stage enterprise. To date we have incurred significant losses from operations and, at September 30, 2005, had an accumulated deficit of $9,349,000. At September 30, 2005, we had $-0- of cash and cash equivalents. As a result of the consummation of our recent acquisition of 1stAlerts, and the anticipated cash flow from the combined company’s operations, we believe that we will have sufficient capital to fund our operations. However, until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary. The Company’s inability to derive sufficient revenues from the sale of its products, or obtain additional financing when needed, would have a material adverse effect on the company, requiring the Company to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the Company’s then current stockholders.

Results Of Operations

Three Months ended September 30, 2005 Compared to the Three Months ended September 30, 2004

Revenue: Revenue decreased $162,000, or 100%, to $-0- in the three-month period ended September 30, 2005, as compared to $162,000 in the three-month period ended September 30, 2004. This decrease was primarily due to the termination of our operations in Israel in connection with the shift of our primary business operations to 1stAlerts’ business.

Research and Development Expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications and other technology. During the three-month period ended September 30, 2005, we incurred expenses of $375,000 developing our technology, an increase of $317,000, or 547%, over the $58,000 we incurred during the three-month period ended September 30, 2004. The primary reason for this increase in research and development expenses was the result in shift of our primary business operations to 1stAlerts’ business and our efforts to modify and integrate the NetCurrents Technology into our software applications.

Sales and Marketing Expenses: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities. During the three-month period ended September 30, 2005, we incurred expenses of $-0- selling and marketing our products, as compared to $85,000 during the three-month period ended September 30, 2004. This decrease of $85,000, or 100%, is primarily a result of the resignation of our existing sales and marketing personnel in connection with the termination of our operations in Israel and corresponding shift of our primary business operations to 1stAlerts’ business.

General and Administrative Expenses: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the three-month period ended September 30, 2005, we incurred $813,000 in general and administrative expenses, as compared to $163,000 during the three-month period ended September 30, 2004. This increase of $650,000 is primarily a result of an increase in legal and other professional fees we paid in connection with the integration of 1stAlerts into our company and the consummation of our strategic relationship with NetCurrents.

Financing Expenses: Financing expenses consist primarily of interest and other costs of our financing activities. During the three-month period ended September 30, 2005, we incurred $606,000 in financing expenses, an increase of $546,000 over the $60,000 incurred during the three-month period ended September 30, 2004.

Gain on Derivatives: As a result of the uncapped liquidating damages provision related to a failure to register the common shares contained in the registration rights agreement, the conversion option and the Class A, Class B and Class C warrants do not qualify as equity and have been recorded as a derivative liability. The derivative liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is recognized as a loss or gain in the Company’s consolidated statement of operations. At September 30, 2005, the fair value of these derivative instruments was $152,000 which resulted in a gain of $152,000 for the three months ended September 30, 2005.

Net Loss: We incurred a net loss of $1,642,000 ($0.06 per share) for the three-month period ended September 30, 2005, compared to $216,000 ($0.01 per share) for the three-month period ended September 30, 2004. Our revenues and future profitability are substantially dependent on our ability to:

•	successfully shift to 1stAlerts’ business as our primary business operations;
•	integrate the NetCurrents Technology into our software applications;
•	continue the development of products based on our technology;
•	identify and obtain clients to purchase our products;
•	modify our software applications, over time, to provide enhanced benefits to then-existing users;
•	raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary; and
•	continue to grow our business through additional acquisitions and strategic relationships.

Nine Months ended September 30, 2005 Compared to the Nine Months ended September 30, 2004

Revenue: Revenue decreased $265,000, or 100%, to $-0- in the nine-month period ended September 30, 2005, as compared to $265,000 in the nine-month period ended September 30, 2004. This decrease was primarily due to the termination of our operations in Israel in connection with the shift of our primary business operations to 1stAlerts’ business.

Research and Development Expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications and other technology. During the nine-month period ended September 30, 2005, we incurred expenses of $775,000 developing our technology, an increase of $609,000, or 367%, over the $166,000 we incurred during the nine-month period ended September 30, 2004. The primary reason for this increase in research and development expenses was the result in shift of our primary business operations to 1stAlerts’ business and our efforts to modify and integrate the NetCurrents Technology into our software applications.

Sales and Marketing Expenses: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities. During the nine-month period ended September 30, 2005, we incurred expenses of $-0- selling and marketing our products, as compared to $343,000 during the nine-month period ended September 30, 2004. This decrease of $343,000, or 100%, is primarily a result of the resignation of our existing sales and marketing personnel in connection with the termination of our operations in Israel and corresponding shift of our primary business operations to 1stAlerts’ business.

General and Administrative Expenses: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the nine-month period ended September 30, 2005, we incurred $3,359,000 in general and administrative expenses, as compared to $526,000 during the nine-month period ended September 30, 2004. This increase of $2,833,000 is primarily a result of an increase in legal and other professional fees we paid in connection with the integration of 1stAlerts into our company and the consummation of our strategic relationship with NetCurrents.

Financing Expenses: Financing expenses consist primarily of interest and other costs of our financing activities. During the nine-month period ended September 30, 2005, we incurred $1,943,000 in financing expenses, an increase of $1,775,000 over the $168,000 incurred during the nine-month period ended September 30, 2004.

Gain on Derivatives: As a result of the uncapped liquidating damages provision related to a failure to register the common shares contained in the registration rights agreement, the conversion option and the Class A, Class B and Class C warrants do not qualify as equity and have been recorded as a derivative liability. The derivative liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is recognized as a loss or gain in the Company’s consolidated statement of operations. At September 30, 2005, the fair value of these derivative instruments was $152,000 which resulted in a gain of $152,000 for the nine months ended September 30, 2005.

Merger Expenses: During the nine-month period ended September 30, 2004, we incurred expenses of $219,000 in connection our merger with our former parent, Formula Footwear, Inc., the predecessor filer.

Net Loss: We incurred a net loss of $5,925,000 ($0.26 per share) for the nine-month period ended September 30, 2005, compared to $1,193,000 ($0.08 per share) for the nine-month period ended September 30, 2004. Our revenues and future profitability are substantially dependent on our ability to:

•	successfully shift to 1stAlerts’ business as our primary business operations;
•	integrate the NetCurrents Technology into our software applications;
•	continue the development of products based on our technology;
•	identify and obtain clients to purchase our products;
•	modify our software applications, over time, to provide enhanced benefits to then-existing users;
•	raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary; and
•	continue to grow our business through additional acquisitions and strategic relationships.

Liquidity And Capital Resources

General: We are a development stage enterprise. As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place over the next twelve months. Our major initiatives through that period are:

•	shifting to 1stAlerts’ business as our primary business operations;
•	integrating the NetCurrents Technology into our software applications;
•	furthering the development of our products;
•	obtaining commercial sales of our products; and
•	seeking acquisitions of additional businesses and assets that will be beneficial to our company and its stockholders.

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

At September 30, 2005, we had negative working capital of $5,587,000, compared to negative working capital of $744,000 at December 31, 2004.
We had $-0- of cash and cash equivalents on hand at September 30, 2005, compared to $20,000 at December 31, 2004. As a result of our acquisition of 1stAlerts, and the anticipated cash flow from the combined company’s operations, we believe that we will have sufficient capital to fund our operations. However, until such time as we generate sufficient revenues from the sale of our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms. Our inability to derive sufficient revenues from the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

Uses Of Capital: Since inception we have directed our efforts towards the development and marketing of our software applications. Our objective is to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

We have reviewed recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains certain forward-looking statements. Additional written and oral forward-looking statements may be made by us from time to time in Securities and Exchange Commission filings and otherwise. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. These statements may be identified by the use of forward-looking words or phrases including, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “may”, “planned”, “potential”, “should”, “will”, or “would”. We caution readers that results predicted by forward-looking statements, including, without limitation, those relating to our future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements.

Item 3. Controls and Procedures.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended September 30, 2005, and subsequent period through the date hereof, we issued unregistered securities, as follows:

Issuance of Shares to Newport Capital Consultants Inc.

On July 13, 2005, we entered into a consulting agreement with Newport Capital Consultants Inc. (“Newport”). In consideration for the consulting services to be provided to us by Newport, we agreed to, among other things (i) issue 50,000 shares of our Common Stock to Newport upon execution of the consulting agreement, and (ii) issue an additional 15,000 shares of our Common Stock to Newport per month thereafter, for each month in which consulting services are to be provided. To date, we have issued an aggregate of 65,000 shares to Newport.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Issuance of Shares to NetCurrents Information Services, Inc.

As reported in our Current Report on Form 8-K, dated September 9, 2005, as of that date we amended our Memorandum of Understanding (the "MOU") with NetCurrents Information Services, Inc. ("NetCurrents"), pursuant to which, as partial consideration for NetCurrents' grant to us of a 50-year license to modify and integrate its patented Internet search technology into the software applications we currently market, license, sell and distribute to our customers, we agreed to issue to NetCurrents 500,000 shares of our Common Stock. To date, none of these shares have been issued to NetCurrents.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Issuance of Shares to Eastern Consulting

As further described in Part II, Item 5 hereof, effective as of September 21, 2005, we entered into a consulting agreement with Eastern Consulting ("Eastern"). As partial consideration for the consulting services to be provided to us by Eastern, we agreed to issue 10,000,000 restricted shares of our Common Stock to Eastern. To date, none of these shares have been issued to Eastern.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Except as set forth above, we did not issue or sell any unregistered securities during the third quarter of 2005, or subsequent period through the date hereof. In addition, we did not repurchase any of our equity securities during the third quarter of 2005, or subsequent period through the date hereof.

Item 3. Defaults Upon Senior Securities.

Promissory Note of Jenson Services

On February 24, 2004, we entered into an Agreement and Plan of Reorganization with Formula Footwear, Inc. (the “Merger Agreement”). At that time, Jenson Services, Inc. ("Jenson"), Formula Footwear’s majority shareholder, agreed to cancel 1,768,785 shares of the Common Stock it owned in Formula Footwear. In consideration for its cancellation of such shares, and its entering into an Indemnity Agreement with us, Jenson received, among other things, a promissory note in the principal amount of $100,000 (the “Promissory Note”), payable on the earlier of six months from the effective date of a registration statement we were required to file (the “Registration Statement”), or nine months from the date of the Merger Agreement.

As a result of: (i) our failure to timely file the Registration Statement; (ii) our failure to pay the principal amount of the Promissory Note, and interest thereon, when due; (iii) Jenson's agreement not to pursue any claims against us in connection with our failure to file the Registration Statement on a timely basis; and (iv) Jenson's agreement to amend the Promissory Note (the “Amended Note”) to, among other things, extend the maturity date of the Promissory Note to June 13, 2005, we agreed to issue to Jenson, and its affiliates, an aggregate of 124,750 shares of our Common Stock, as of April 14, 2005. As of the date hereof, $33,666 is still owed to Jenson under the Amended Note.

Notes Assumed Upon Consummation of 1stAlerts Acquisition

As of April 14, 2005, we acquired 1stAlerts, Inc., a Delaware corporation (“1stAlerts”), when it merged with and into our wholly-owned Delaware subsidiary, First Info Network, Inc. (“First Info”). At the time of this acquisition, among other things, First Info assumed promissory notes in the aggregate amount of $1,165,000 (the “1stAlerts Notes”), on which 1stAlerts had defaulted. We are currently negotiating a resolution with the holders of the 1stAlerts Notes.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the third quarter of 2005, or subsequent period through the date hereof.

Item 5. Other Information.

Consulting Agreement with Eastern Consulting.

Effective as of September 21, 2005, we entered into a consulting agreement with Eastern Consulting ("Eastern"), pursuant to which Eastern shall provide strategic consulting services to our company, through September 20, 2007 (the "Eastern Consulting Agreement"). As consideration for the consulting services to be provided to us by Eastern, we agreed to issue to Eastern (i) 10,000,000 restricted shares of our Common Stock (the "Eastern Shares"), and (ii) stock options to purchase an additional 10,000,000 shares of our Common Stock, at an exercise price of $0.01 per share, under our 2003 Stock Option Plan (the "Eastern Options"). To date, Eastern has not received any of the Eastern Shares, and has been granted 5,600,000 of the Eastern Options, all of which have been exercised as of the date hereof.

A copy of the Eastern Consulting Agreement is annexed hereto as Exhibit 10.2 and is incorporated herein by reference.

Resignation of Cameron McCormick

Effective as of November 21, 2005, Cameron McCormick resigned as member of our board of directors. Mr. McCormick did not hold any positions on any committee of our board of directors at the time of his resignation. Mr. McCormick did not give any reasons for his resignation.

A copy of Mr. McCormick's letter of resignation is annexed hereto as Exhibit 17.1, and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among the Company, First Info Network, Inc. and 1stAlerts, Inc.(1)

2.2	Certificate of Merger of 1stAlerts, Inc. with and into First Info Network, Inc.(1)

4.1	Form of Class A Warrant(2)

4.2	Form of 1stAlerts Convertible Promissory Note(1)

4.3	Amended Promissory Note of Jenson Services, Inc.(1)

10.1	Memorandum of Understanding between the Company and NetCurrents Information Services, Inc.(3)

10.2	Consulting Agreement, dated September 21, 2005, between the Company and Eastern Consulting(4)

17.1	Letter of Resignation of Cameron McCormick(4)

31.1	Certification of Steven Goldberg pursuant to Section 13a-14(a)(4)

32.1	Certification of Steven Goldberg pursuant to Section 1350(4)
_____________________
(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2004
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 3, 2004
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated September 9, 2005
(4)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSUS TECHNOLOGIES INCORPORATED

Date: December 9, 2005	By:	/s/ Steven Goldberg
Steven Goldberg Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger by and among the Company, First Info Network, Inc. and 1stAlerts, Inc.(1)

2.2	Certificate of Merger of 1stAlerts, Inc. with and into First Info Network, Inc.(1)

4.1	Form of Class A Warrant(2)

4.2	Form of 1stAlerts Convertible Promissory Note(1)

4.3	Amended Promissory Note of Jenson Services, Inc.(1)

10.1	Memorandum of Understanding between the Company and NetCurrents Information Services, Inc.(3)

10.2	Consulting Agreement, dated September 21, 2005, between the Company and Eastern Consulting(4)

17.1	Letter of Resignation of Cameron McCormick(4)

31.1	Certification of Steven Goldberg pursuant to Section 13a-14(a)(4)

32.1	Certification of Steven Goldberg pursuant to Section 1350(4)
_____________________
(1)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2004
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated November 3, 2004
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated September 9, 2005
(4)	Filed herewith