Form 10KSB
period 2005-12-31
VSUS TECHNOLOGIES INC
filed 2006-05-22
CIK 772370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
___________

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-51274

VSUS TECHNOLOGIES INCORPORATED

(Name of small business issuer in its charter)

Delaware	43-2033337
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

902 Clint Moore Road, Suite 138, Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip Code)

(561) 994-0800

Issuer's telephone number

(Former Name and Former Address, if Changed since Last Report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

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

[ ] Yes  [X] No

The issuer had no revenues for its most recent fiscal year.

As of May 19, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of such common equity on the OTC Bulletin Board, was approximately $2,830,852. There are approximately 28,308,523 shares of Common Stock of the issuer not held by affiliates.

As of May 19, 2006, the number of shares of the issuer’s Common Stock outstanding was 51,308,523.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Issuer Format (check one): [ ] Yes [X] No

ANNUAL REPORT ON FORM 10-KSB
OF VSUS TECHNOLOGIES INCORPORATED

NOTICE TO READERS OF THIS REPORT

VSUS TECHNOLOGIES INCORPORATED IS FILING THIS REPORT WITHOUT AN AUDIT REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, IN ORDER TO PROVIDE MORE INFORMATION THAN IS CURRENTLY AVAILABLE TO OUR SHAREHOLDERS.

THE FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2004, INCLUDED IN THIS REPORT, WERE AUDITED BY A PREDECESSOR AUDITOR AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

VSUS TECHNOLOGIES INCORPORATED HAS BEEN UNABLE TO COMPLETE ITS CURRENT YEAR’S AUDIT, BECAUSE WE WERE UNABLE TO GET THE NECESSARY INFORMATION FROM THE PRIOR AUDITORS AND OTHER RELATED PARTIES ON A TIMELY BASIS. THEREFORE, THE COMPANY HAS DETERMINED TO ISSUE THIS ANNUAL REPORT WITHOUT AUDITED FINANCIAL STATEMENT FOR 2005.

THE NECESSARY INFORMATION HAS NOW BEEN RECEIVED, AND OUR AUDITORS ARE WORKING ON COMPLETING THE AUDIT.

CURRENT YEAR DOLLAR AMOUNTS APPEARING IN THIS REPORT ARE MARKED "UNAUDITED" EITHER AT THE TOP OF COLUMNS OR PRECEDING THEIR APPEARANCE IN TEXT.

THE COMPANY INTENDS TO AMEND THIS REPORT TO INCLUDE AN AUDIT OPINION FOR THE CURRENT YEAR’S FINANCIAL STATEMENTS AS SOON AS PRACTICABLE.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements.  This report contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms.  These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to many things.  Some of these things are:

•	trends affecting our financial condition or results of operations for our limited history;

•	our business and growth strategies;

•	our technology;

•	the Internet; and

•	our financing plans.

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors.  Some factors that could adversely affect actual results and performance include:

•	our limited operating history;

•	our lack of sales to date;

•	our future requirements for additional capital funding;

•	the failure of our technology and products to perform as specified;

•	the discontinuance of growth in the use of the Internet;

•	our failure to integrate certain acquired businesses with our business;

•	the enactment of new adverse government regulations; and

•	the development of better technology and products by others.

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

Effective as of April 13, 2005, we reorganized our business by transferring substantially all of our assets, which constituted our business operations in Israel, to VSUS Secured Services, Inc., a Delaware corporation, and wholly-owned subsidiary of ours.

In addition, effective as of April 14, 2005, we acquired 1stAlerts, Inc. (“1stAlerts”), a company that develops and markets software applications, which enable the provision of up-to-the-minute information over a secure, private intranet, through a combination of push and pull technologies, when it merged with and into our wholly-owned Delaware subsidiary, First Info Network, Inc. (“First Info”). At the time of this merger, among other things, (a) we exchanged an aggregate of 13,000,000 shares of our Common Stock, and 200 shares of our Series B Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, and (b) the officers and directors of 1stAlerts became officers and directors of ours.

Following our acquisition of 1stAlerts, we shifted our business operations to primarily focus on the 1stAlerts business model. In connection with this change, we have terminated our operations in Israel.

Recent Developments

In June 2005, we were introduced to NetCurrents Information Services, Inc. (“NetCurrents”), which owns a patented REAL-TIME search engine technology called “FIRST.” Our management believed that incorporating FIRST into the company's MyOneScreen software application would give it a competitive advantage over its competitors. On June 9, 2005, we entered into a strategic relationship with NetCurrents, pursuant to which NetCurrents granted us a 50-year license to modify and integrate NetCurrent’s patented FIRST (Fast Internet Real-Time Search Technology) Internet search technology (the "NetCurrents Technology") into our products.

In March 2006, we entered into a Memo of Understanding with Scientigo, Inc. (“Scientigo”), to integrate their patented TIGO Artificial Intelligence technology with FIRST. Scientigo is an emerging technology company that invented, patented and licenses the next-generation of intelligent document recognition, intelligent enterprise content management and intelligent search technologies. Their patented TIGO technology creates order from chaos by using artificial intelligence, machine learning, rule-based systems and patented XML technology to make it faster, easier and less costly to capture, file, organize and retrieve any type of information.

Overview

Following its merger with 1stAlerts, Inc., described elsewhere in this report, First Info Network, Inc. (“First Info”) is a next generation Intranet system. Its state of the art communication platform enhances traditional e-mail, document storage and instant messaging applications by delivering them via a secure network to end users either at their desktops, to their fax machines, or on the road, to their mobile phone or other wireless device by Short Message Service (SMS) or Multimedia Messaging Service (MMS). First Info integrates unparalleled information technologies to provide its users with real-time alerts on weather and stocks, as well as breaking news from the world’s leading news services.

In addition, First Info provides a platform for companies to share documents, presentations, press releases, and critical information with their clients, employees and shareholders, in a completely secure environment. This allows vital information to be disseminated to the people who need it most, in a private and efficient manner.

First Info’s proprietary system also provides a means for advertisers to reach their coveted demographics. This occurs by insertion of banner, and other advertisements, in the information distributed through First Info’s combination of “push” and “pull” technologies. In a win-win situation, users get useful and relevant information and advertisers deliver their message to their target audience.

Configuring a personal computer (PC), or other device, to receive information via First Info’s system is relatively easy, requiring a user to simply download and install First Info’s proprietary software from its Website. Then, the information just shows up.

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

But an emerging set of technologies collectively referred to as “push” technology can help, at both ends, by delivering desired information directly to a willing recipient’s desktop, fax machine or wireless device. This evolving distribution technology is substantially changing the way in which users interact with information.

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

For retrieving information from the Internet, push technology scans several basic “channels,” or content providers, which can include industry information, news, stock quotes, sports and weather as sources for its customized desktop bulletins.

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

Products and Services

Through the first half of 2005, First Info developed and attempted to market two basic software applications, as follows:

MyOneScreen

"MyOneScreen," is a fully functional web-based application, which can be customized to the user's preference, featuring news updates, weather, a browser, search capabilities, secured email, secured instant messaging (with links to MSN, AOL and ICQ), delayed stock quotes (with charting and portfolio), and a word processor. This product is complete and has been launched in a beta version, which can be downloaded from our secure Website.

In June 2005, we were introduced to NetCurrents Information Services, Inc. (“NetCurrents”), which owns a patented REAL-TIME search engine technology called “FIRST”. Management believed that incorporating FIRST into the company’s MyOneScreen software application would give it a competitive advantage over its competitors. On June 9, 2005, we entered into a strategic relationship with NetCurrents, pursuant to which NetCurrents granted us a 50-year license to modify and integrate NetCurrent’s patented FIRST (Fast Internet Real-Time Search Technology) Internet search technology (the "NetCurrents Technology") into our products. It is anticipated that when development is complete, MyOneScreen will offer users real time Internet search capabilities.

FIRST is an actual search engine, which distinguishes itself in the following ways:

•  The key features of this technology are protected by two granted U.S. Patents, #6,260,041 (granted July 10, 2001), and #6,332,141 (granted December 18, 2001).

•  FIRST is a “user specific” search engine and only delivers highly relevant results to the user. For example, typing in “TCP” at a search portal could yield as many hits in medicine (a drug) as in computer science (a protocol). The challenges in ranking (thousands of) results from a user search involve how to identify the proper context (drug or protocol) and how to rank the most relevant results first without duplication. Most search engines approach this ranking issue by analyzing and organizing (clustering) the results of the search, then presenting those first that are more “important” as determined by a page scoring system. FIRST does not use these types of scoring systems, but instead focuses the original search scope to only targeted areas that are likely to contain the most relevant results for the search context. It then uses artificial intelligence to further assess the quality of and rank the results.

•  Unlike Google or Yahoo that cater to users with broad interests where the “freshness” of results is not a major factor, FIRST is designed to cater to users with specific interests where timeliness of results is the most critical factors.

As currently developed, FIRST is capable of:

•  Real-time search and data-mining on the World Wide Web;

•  Cataloguing all retrieved data;

•  Identification of patterns and correlation of behavior; and

•  Automatic notification of events.

In March 2006, we entered into a Memo of Understanding with Scientigo, Inc. (“Scientigo”), to integrate their patented TIGO Artificial Intelligence technology with FIRST. Scientigo is an emerging technology company that invented, patented and licenses the next-generation of intelligent document recognition, intelligent enterprise content management and intelligent search technologies. Their patented TIGO technology creates order from chaos by using artificial intelligence, machine learning, rule-based systems and patented XML technology to make it faster, easier and less costly to capture, file, organize and retrieve any type of information.

With the addition of Scientigo’s Tigo™ artificial intelligence engine, the combined technologies will also be capable of:

•  Unstructured data categorization and taxonomy classification;

•  Identification of topics discussed in unstructured text; and

•  Determining sentiment associated with each topic.

Management believes, that, in the coming months, we will have an operational system available and will be in a position to move forward.

ProPTC

"ProPTC," which includes all the features of MyOneScreen, as well as real-time quotes, booking software, and shortage of emails, instant messaging, and documents, which enables companies to become Sarbanes-Oxley (SOX) complaint. A working Alpha version of this product is available, but has never been released.

As the ProPTC product was being developed, the Securities and Exchange Commission kept delaying the time frame in which companies would have to comply with the SOX rules. During this period, we commenced an aggressive marketing campaign, but were not successful in attracting customers for this product. As of September 2005, our management determined to phase out marketing the ProPTC product, and is actively seeking a buyer for this product.

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

Sales and Marketing Strategy

Currently, First Info’s products are being sold through the following methods:

•	Direct sales;

•	Sales through resellers promoting the First Info brand; and

•	Virally through its secure Website.

In the future, First Info plans to increase its direct marketing and sales efforts and enter into key relationships with sub-licensees, to continue to expand our reach.

Competition

Generally speaking, any company offering a Web browser, or utilizing push technology to disseminate information, is a potential competitor to First Info. First Info’s products and services compete primarily with the following:

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

Government Regulation

On December 16, 2003, President Bush signed into law the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act), which establishes a framework of administrative, civil, and criminal tools to help America’s consumers, businesses, and families combat unsolicited commercial e-mail, known as “spam.” The new law is a pro-consumer measure that allows consumers to choose to stop further unsolicited spam from a sender. If First Info were deemed to be distributing “spam,” we would have to curtail our operations accordingly, which could materially adversely affect our results of operations. For more information please see “Risk Factors- Additional Governmental Regulation and Legal Uncertainties.”

Other than as set forth above, First Info is not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. As a result, permits or licenses may be required from federal, state or local governmental authorities to operate or to sell certain products on the Internet. No assurances can be given that such permits or licenses will be obtainable. In addition, First Info may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. The application of any of these laws or regulations to First Info’s business may have a material adverse effect on its business, financial condition and results of operations (See “Risk Factors - Additional Governmental Regulation and Legal Uncertainties.”

Intellectual Property Protection

First Info relies on common law and statutory protection of trade secrets, in addition to confidentiality agreements to protect its intellectual property. In addition, First Info believes, but cannot assure, that its technology and its implementation may be patentable.

First Info cannot assure that it will be able to obtain or to maintain the foregoing intellectual property protection.  It also cannot assure that its technology does not infringe upon the intellectual property rights of others.  In the event that First Info is unable to obtain the foregoing protection or its technology infringes intellectual property rights of others, its business and results of operations could be materially and adversely affected.  For more information please see “Risk Factors―We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs.”

Employees

As of the date hereof, First Info has three full-time personnel, including one executive officer and two in administration. In addition, we regularly engage technical consultants and independent contractors to provide specific advice or to perform certain marketing or technical tasks.

Research and Development

We spent approximately the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2005	2004
$1,483,000	$117,000

For more information, see: “Management’s Discussion and Analysis or Plan of Operation―Results of Operations.”

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

We incurred an operating loss of $14,224,000 and negative cash flow from operations of $1,202,000 during the year ended December 31, 2005, and an operating loss of $1,511,000 and negative cash flow from operations of $980,000 during the year ended December 31, 2004. We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to increase significantly from current levels as we increase expenditures for:

•	sales and marketing;

•	technology;

•	research and development; and

•	general business enhancement.

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

In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. We may require additional working capital to proceed with our long-term business plan. For a discussion of our capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” If we are unable to raise additional financing should it become necessary to do so, we may be unable to grow or to implement our long-term business plan and, in fact, we may be forced to limit or curtail our future operations.

Our auditor has raised doubt about our ability to continue as a going concern

In conjunction with their 2005 year-end audit, our independent accountants have issued an audit opinion with respect to our 2005 consolidated financial statements, which includes an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot be certain that our business plans will be successful or which actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

As of April 14, 2005, we acquired 1stAlerts, Inc., when it merged with and into First Info Network, Inc., our wholly-owned subsidiary. One of our strategies for growth is the acquisition of businesses which are synergistic with our current operations. We may not be able to find and consummate acquisitions on terms and conditions acceptable to us. The acquisition of 1stAlerts, as well as other acquisitions we undertake, may involve a number of special risks, including:

•	Diversion of management’s attention, which may make it difficult to complete existing projects;

•	Potential failure to retain key acquired personnel, who may be difficult to replace, which could make it difficult to respond to our clients’ needs;

•	Assumptions of unanticipated contractual liabilities and potential lawsuits, which could result in significant legal costs and distractions to our management;

•	Difficulties integrating systems, operations and cultures, which may lead to significant unexpected expenditures; and

•	Amortization of acquired intangible assets, which may adversely affect our earnings per share, and consequently, the market price of our Common Stock.

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

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors which may cause operating results to fluctuate significantly include the following:

•	new technology or products introduced by us or by our competitors;

•	the timing and uncertainty of sales cycles and seasonal declines in sales;

•	our success in marketing and market acceptance of our products and services by our existing customers and by new customers;

•	a decrease in the level of spending for information technology-related products and services by our existing and potential customers; and

•	general economic conditions, as well as economic conditions specific to users of our products and technology.

Our operating results may be volatile and difficult to predict.  As such, future operating results may fall below the expectations of securities analysts and investors.  In this event, the trading price of our Common Stock may fall significantly.

We face governmental regulation and legal uncertainties with respect to our business.

We are not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce (except as otherwise described in this report). However, due to the increasing popularity and use of the Internet and online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services, and increase its cost of doing business, or otherwise have a material adverse effect on its business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations of jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, financial condition and results of operations.

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

The market for our products and services is intensely competitive and has historically been characterized by low financial entry barriers. Therefore, we expect competition to increase in the future.  We compete with large and small companies that provide products and services that are similar to some aspects of our products and services. Our competitors may develop new technologies in the future that are perceived as being more secure, effective or cost efficient than the technology underlying our products and services.

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

The software services industry is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology.  As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable.  In particular, the market for Internet and intranet applications is relatively new and is rapidly evolving.  Our future operating results will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our end-users and that keep pace with technological developments, new competitive product offerings and emerging industry standards.  If we do not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our operating results may be materially diminished.

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

A key element of our technology and products is our Internet security feature.  If anyone is able to circumvent our security measures, they could misappropriate proprietary information or cause interruptions or problems with hardware and software of customers using our products.  Any such security breaches could significantly damage our reputation.  In addition, we could be liable to our customers for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches.  Security measures taken by us may not prevent disruptions or security breaches. In the event that future events or developments result in a compromise or breach of the technology we use to protect a customer’s personal information, our financial condition and business could be materially adversely affected.

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

The market prices of securities of Internet and technology companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies.  Factors that may contribute to the volatility of the trading price of our Common Stock include, without limitation:

•	our quarterly results of operations;

•	the variance between our actual quarterly results of operations and predictions by stock analysts;

•	financial predictions and recommendations by stock analysts concerning Internet companies and companies competing in our market in general, and concerning us in particular;

•	public announcements of technical innovations relating to our business, new products or technology by us or our competitors, or acquisitions or strategic alliances by us or our competitors;

•	public reports concerning our products or technology or those of our competitors; and

•	the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us.

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

There is a limited market for our Common Stock.  If a substantial and sustained market for our Common Stock does not develop, our stockholders’ ability to sell their shares may be materially and adversely affected.

Our Common Stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “VSUS.” Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market, which could make our efforts to raise capital more difficult.  In addition, the firms that make a market for our Common Stock could discontinue that role.  OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day.  We cannot predict whether a more active market for our Common Stock will develop in the future.  In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our Common Stock may be limited; and

•	a lack of visibility for our Common Stock may have a depressive effect on the market price for our Common Stock.

Our current executive officers, directors and major stockholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of the date hereof, our current executive officers, directors and holders of 5% or more of our outstanding Common Stock together beneficially owned approximately 46.9% of our outstanding Common Stock, assuming they exercised all of the currently vested stock options and warrants held by them. These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

Shares issuable upon the exercise of stock options, warrants and shares of convertible preferred stock could dilute stock holdings and adversely affect our stock price.

As of the date hereof, options to acquire 10,588,258 shares of Common Stock have been issued to certain employees and other persons, pursuant to our 2003 Stock Option Plan, all of which are currently exercisable. In addition, we have granted 1,183,750 non-plan options to a former officer and director of ours, all of which are currently vested. These options are exercisable at various prices, most of which are at or below the market price of our stock. If exercised, these options will cause immediate and possibly substantial dilution to our stockholders. As of the date hereof, our existing stock option plan has 4,029,517 shares remaining for issuance.  Future options issued under the plan may have further dilutive effects.

In addition, we have outstanding preferred stock and convertible debentures, convertible into shares of our Common Stock, and warrants to purchase additional shares of our Common Stock. These securities are convertible or exercisable at various prices, some of which may be at or below the market price of our stock. Any such conversion or exercise would have a dilutive effect on stockholders. Issuance of shares pursuant to the conversion of shares of our preferred stock and convertible debentures, or the exercise of warrants, could lead to subsequent sales of the shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale.  Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

A large number of shares will be eligible for future sale and may depress our stock price.

As of the date hereof, we had outstanding 51,308,523 shares of Common Stock of which approximately 23,000,000 shares are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times.  We have entered into registration rights agreements requiring us to register the resale of certain shares of our issued and outstanding Common Stock.  No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our Common Stock may be deemed to be a “penny stock.” As a result, trading of our shares may be subject to special requirements that could impede our stockholders’ ability to resell their shares.

Our Common Stock is a “penny stock,” as that term is defined in Rule 3a51-1 of the Securities and Exchange Act of 1934, because it is selling at a price below five dollars per share.  In the future, if we are unable to list our Common Stock on Nasdaq, or a national securities exchange, or the per share sale price is not at least $5.00, our Common Stock may continue to be deemed to be a “penny stock.”  Penny stocks are stocks:

•	with a price of less than five dollars per share;

•	that are not traded on a recognized national exchange;

•	whose prices are not quoted on the Nasdaq automated quotation system ; or

•
of issuers with net tangible assets less than (i) $2,000,000 if the issuer has been in continuous operation for at least three years; or (ii) $5,000,000 if in continuous operation for less than three years; or (iii) of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Act of 1934, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 of the Securities and Exchange Act of 1934 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer:

•	to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

•
to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

•	to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

•	to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them.

Our restated certificate of incorporation, and Delaware law, contain provisions that could discourage an acquisition or change of control of our company.

Our restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval.  Provisions of our certificate of incorporation, such as the provision allowing our board of directors to issue preferred stock with rights more favorable than our Common Stock, could make it more difficult for a third party to acquire control of us, even if that change of control might benefit our stockholders. In addition, certain “anti-takeover” provisions in Delaware law may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

Effect of Existing or Probable Governmental Regulations on Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that (i) has revenues of less than $25 million; (ii) is a U.S. or Canadian issuer, (iii) is not an investment company, and (iv) if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. Our company is deemed to be a “small business issuer.”

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

•	Our principal executive officer and principal financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

•	Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Item 2. Description of Property.

As of April 14, 2005, we acquired 1stAlerts, Inc., when it merged with and into our wholly-owned subsidiary, First Info Network, Inc., a Delaware corporation. Upon the consummation of this merger, First Info Network, Inc. assumed 1stAlerts, Inc.’s lease for approximately 4,896 square feet of office space at 902 Clint Moore Road, Boca Raton, Florida 33487, for approximately $5,508 per month, which expires on August 31, 2006.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

We are currently subject to the following legal proceedings:

YellowBrix Inc. vs. First Info Network, Inc., et al. (successor to 1stAlerts, Inc.), Case No. CL060001525, Alexandria Circuit Court, Alexandria, Virginia.

This case was originally filed in 2005, against 1stAlerts, Inc., which merged with and into our wholly-owned subsidiary, First Info. YellowBrix had a signed a contract to provide 1stAlerts, Inc. with certain content. The contract was entered into on behalf of 1stAlerts by an employee who had no authority to sign contracts. Management of 1stAlerts was unaware that a contract was even signed until that employee was fired and the contract was found in their desk. The case was withdrawn in November 2005 because the main witness decided not to testify.

YellowBrix, Inc. refilled in February 2006, and is suing for $200,000, the entire amount due under the contract.

Other than as set forth above, we are not a party to any pending legal proceedings. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. In addition, no director, executive officer or affiliate of ours, or owner of record of more than 5% of our Common Stock is a party adverse to us, or has a material interest adverse to us in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the three-month period ended December 31, 2005, and subsequent periods through the date hereof, no matters were submitted to a vote of our stockholders, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”). Our trading symbol is “VSUS.”

Until the first quarter of 2005, there was no “public market” for our shares of Common Stock. For the periods indicated, the following table presents the range of high and low bid prices for the common stock as reported by the OTC Bulletin Board during the quarter being reported.

2005	High	Low
First Quarter	$4.40	$0.55
Second Quarter	3.50	0.70
Third Quarter	1.43	0.05
Fourth Quarter	0.53	0.04

2006	High	Low
First Quarter	$0.42	$0.16

Holders

As of the date hereof, the aggregate number of shares of our Common Stock outstanding is 51,308,523, held of record by approximately 247 registered holders.

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

The holders of our Series A Convertible Preferred Stock are entitled to receive, when and as declared, dividends at the per share rate of 12% per annum of the original issue price of $5,000 per share, before any dividends are payable to holders of our Common Stock. The holders of our Series B Participating Preferred Stock are entitled to participate, on an “as if converted” basis, in any and all dividends paid with respect to our Common Stock. The holders of shares of our Series C Convertible Preferred Stock shall not be entitled to receive dividends if and when declared by us.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date hereof, we have issued the following stock options pursuant to compensatory plans, including individual compensation arrangements:

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	10,588,258	$0.001	4,029,517
Equity compensation plans not approved by securityholders	1,183,750(1)	$0.01	0
Total	11,772,008	$0.001	4,029,517
____________________
(1)	In connection with a settlement agreement we entered into with a former officer and director of ours, we issued non-plan options to purchase an aggregate of 1,183,750 shares of our Common Stock.

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

Recent Sales of Unregistered Securities

In the three-month period ended December 31, 2004, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

Consulting Agreement with Comsite Holdings, Inc.

In October 2005, we entered into a consulting agreement with Comsite Holdings, Inc., pursuant to which Comsite Holdings, Inc. (“Comsite”) shall provide strategic consulting services to our company, through October 2007. As consideration for the consulting services to be provided to our company by Comsite, we issued Comsite stock options to purchase 3,400,000 shares of our Common Stock, at an exercise price of $0.01 per share (the "Comsite Options"). The market value of the shares underlying the Comsite Options was $0.07 per share, or an aggregate of $238,500. The $238,500 has been recorded as deferred compensation and is being amortized over the period of service of two years. As of December 31, 2005, all of the Comsite Options have been exercised.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Consulting Agreement with Richard Wachter

In October 2005, we entered into a consulting agreement with Richard Wachter (“Wachter”), pursuant to which Wachter shall provide strategic consulting services to our company, through October 2006. As consideration for the consulting services to be provided to our company by Wachter, we issued Wachter stock options to purchase 1,000,000 shares of our Common Stock, at an exercise price of $0.01 per share (the "Wachter Options"). The market value of the shares underlying the Wachter Options was $0.06 per share, or an aggregate of $60,000. The $60,000 has been recorded as deferred compensation and is being amortized over the period of service of one year. As of December 31, 2005, all the Wachter Options have been exercised.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Settlement with Halfer Overseas

In November 2005, we issue 384,615 shares to Halfer Overseas in settlement of a dispute. These shares were recorded as professional fees.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Consulting Agreement with Marc Sporn

In January 2006, we entered into a consulting agreement with Marc Sporn (“Sporn”), pursuant to which Sporn shall provide strategic consulting services to our company, through January 2008. As consideration for the consulting services to be provided to our company by Sporn, we issued to Sporn stock options to purchase 4,000,000 shares of our Common Stock, at an exercise price of $0.01 per share (the "Sporn Options"). The market value of the shares underlying the Sporn Options was $0.34 per share, or an aggregate of $1,360,000. The $1,360,000 will be recorded as deferred compensation and will be amortized over the period of service of three years. As of this date 2,000,000 options have been exercised.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Consulting Agreement with Irwin Meyer

In January 2006, we entered into a consulting agreement with Irwin Meyer (“Meyer”), pursuant to which Meyer shall provide strategic consulting services to our company, through January 2008. As consideration for the consulting services to be provided to our company by Meyer, we issued to Meyer stock options to purchase 4,000,000 shares of our Common Stock, at an exercise price of $0.01 per share (the "Meyer Options"). The market value of the shares underlying the Meyer Options was $0.34 per share or $1,360,000. The $1,360,000 will be recorded as deferred compensation and will be amortized over the period of service of three years. As of this date all the options have been exercised.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Consulting Agreement with Bruin Industries

In April 2006, we entered into a consulting agreement with Bruin Industries (“Bruin”) pursuant to which Bruin shall provide strategic consulting services to our company, through April 2007. As consideration for the consulting services to be provided to our company by Bruin, we issued Bruin stock options to purchase 400,000 shares of our Common Stock, at an exercise price of $0.01 per share (the "Bruin Options"). The market value of the shares underlying the Bruin Options was $0.15 per share, or an aggregate of $ 20,000. The $ 20,000 will be recorded as deferred compensation and will be amortized over the period of service of two years. As of this date all the options have been exercised.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTICE TO READERS OF THIS REPORT

VSUS TECHNOLOGIES INCORPORATED IS FILING THIS REPORT WITHOUT AN AUDIT REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, IN ORDER TO PROVIDE MORE INFORMATION THAN IS CURRENTLY AVAILABLE TO OUR STOCKHOLDERS.

THE FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2004, INCLUDED IN THIS REPORT, WERE AUDITED BY A PREDECESSOR AUDITOR AND FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

VSUS TECHNOLOGIES INCORPORATED HAS BEEN UNABLE TO COMPLETE ITS CURRENT YEAR’S AUDIT, BECAUSE WE WERE UNABLE TO GET THE NECESSARY INFORMATION FROM THE PRIOR AUDITORS AND OTHER RELATED PARTIES ON A TIMELY BASIS. THEREFORE, THE COMPANY HAS DETERMINED TO ISSUE THIS ANNUAL REPORT WITHOUT AUDITED FINANCIAL STATEMENT FOR 2005.

THE NECESSARY INFORMATION HAS NOW BEEN RECEIVED, AND OUR AUDITORS ARE WORKING ON COMPLETING THE AUDIT.

CURRENT YEAR DOLLAR AMOUNTS APPEARING IN THIS REPORT ARE MARKED "UNAUDITED" EITHER AT THE TOP OF COLUMNS OR PRECEDING THEIR APPEARANCE IN TEXT.

THE COMPANY INTENDS TO AMEND THIS REPORT TO INCLUDE AN AUDIT OPINION FOR THE CURRENT YEAR’S FINANCIAL STATEMENTS AS SOON AS PRACTICABLE.

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

Effective as of April 13, 2005, we reorganized our business by transferring substantially all of our assets to VSUS Secured Services, Inc., a Delaware corporation, and wholly-owned subsidiary of ours. In addition, effective as of April 14, 2005, we acquired 1stAlerts, Inc. (“1stAlerts”), a company that enables the provision of up-to-the-minute information over a secure, private intranet, through a combination of push and pull technologies, when it merged with and into our wholly-owned Delaware subsidiary, First Info Network, Inc. Since, at the effective time of this merger, we maintained (i) a majority of the outstanding shares of common stock of the combined company, (ii) officers who ranked higher than the incoming pre-merger 1stAlerts officers, and (iii) the ability to elect and appoint a voting majority of the governing board, the merger was treated as a forward merger with our company as the accounting acquirer.

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

We are a development stage enterprise. To date we have incurred significant losses from operations and, at December 31, 2005, had an accumulated deficit of $11,000,000. At December 31, 2005, we had $2,000 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Year Ended December 31, 2005 (unaudited) Compared to the Year Ended December 31, 2004

Revenue:  Revenue decreased $272,000, or 100.0%, to $-0- in the year ended December 31, 2005 (unaudited), as compared to $272,000 in the year ended December 31, 2004. This decrease was primarily due to the termination of our operations in Israel in connection with the shift of our primary business operations to 1stAlerts’ business.

Research and Development Expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications and other technology.  During the year ended December 31, 2005 (unaudited), we incurred expenses of $1,483,000 developing our technology, an increase of $1,366,000, or 1,167.5%, over the $117,000 we incurred during the year ended December 31, 2004.  The primary reason for this increase in research and development expenses was the result in shift of our primary business operations to 1stAlerts’ business and our efforts to modify and integrate the NetCurrents Technology into our software applications.

Sales and Marketing Expenses: Sales and marketing expenses consist primarily of personnel costs, professional fees, communications expenses and other miscellaneous costs associated with supporting our sales and marketing activities.  During the year ended December 31, 2005 (unaudited), we incurred expenses of $-0- selling and marketing our products, as compared to $392,000 during the year ended December 31, 2004. This increase of $392,000, or 100%, is primarily a result of primarily a result of the resignation of our existing sales and marketing personnel in connection with the termination of our operations in Israel and corresponding shift of our primary business operations to 1stAlerts’ business.

General and Administrative Expenses: General and administrative expenses consist primarily of personnel costs, occupancy costs and other miscellaneous costs associated with supporting our operations. During the year ended December 31, 2005 (unaudited) we incurred $4,232,000 in general and administrative expenses, as compared to $990,000 during the year ended December 31, 2004.  This increase of $3,242,000, or 327.5%, is primarily a result of (a) an increase in legal and other professional fees we paid in connection with the integration of 1stAlerts into our company, (b) the consummation of our strategic relationship with NetCurrents, and (c) an increase in stock-based compensation we issued to consultants.

Financing Expenses: Financing expenses consist primarily of interest and other costs of our financing activities.  During the year ended December 31, 2005 (unaudited), we incurred $2,723,000 in financing expenses, an increase of $2,519,000, or 1,234.8%, over the $204,000 incurred during the year ended December 31, 2004.

Loss on Derivatives: In accordance with Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company's Own Stock, (EITF 00-19), derivative financial instruments, including warrants are recorded at fair value as a liability and subsequent changes in fair value are reflected in the statement of operations. We concluded that the liquidated damages provision applicable to certain of our securities meets the definition of net cash settlement under EITF 00-19. In accordance with EITF 00-19, the fair value of these embedded derivatives was accounted for as a liability, and any subsequent changes in the fair value of the warrants at each balance sheet date are to be reflected in the Consolidated Statement of Operations as mark to market warrant adjustment. The resulting loss for the year ended December 31, 2005 (unaudited) was $770,000. There was no similar loss in the year ended December 31, 2004.

Net Loss: We incurred a net loss of $17,717,000 ($0.62 per share) for the year ended December 31, 2005 (unaudited), compared to $1,715,000 ($0.14 per share) for the year ended December 31, 2004.  Our revenues and future profitability are substantially dependent on our ability to:

•	continue the development of products based on our technology;

•	identify additional clients to purchase our products;

•	continue to operate successfully;

•	modify our software applications, over time, to provide enhanced benefits to then-existing users;

•	raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary; and

•	continue to grow our business through acquisitions.

Liquidity and Capital Resources

General: We are a development stage enterprise.  As such, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place over the next twelve months.  Our major initiatives through that period are:

•	furthering the development of our products;

•	obtaining commercial sales of our products, and continuing our current marketing program; and

•	seeking acquisitions of additional businesses and assets that will be beneficial to our company and its stockholders.

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

At December 31, 2005 (unaudited), we had negative working capital of $7,645,000, compared to negative working capital of $744,000 at December 31, 2004.

We had approximately $2,000 of cash and cash equivalents on hand at December 31, 2005 (unaudited), compared to approximately $20,000 at December 31, 2004. In 2003, 2004 and 2005, we raised approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from the sale of our products, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings.  We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to us when needed, and on commercially reasonable terms. Our inability to derive sufficient revenues form the sale of our products, or obtain additional financing when needed, would have a material adverse effect on our company, requiring us to curtail or cease operations. In addition, any equity financing may involve substantial dilution to our then current stockholders.

Uses of Capital: Since inception we have directed our efforts towards the development and marketing of our software applications. Our objective is to gain market recognition for our company and our products, in order to generate future commercial sales of our products in the earliest time-frame possible.

Net Cash Flow Used In Operations: During the year ended December 31, 2005 (unaudited), we used $1,202,000 in operations, compared to $980,000 used in operations during the year ended December 31, 2004.

Net Cash Used in Investing Activities:  During the year ended December 31, 2005 (unaudited), we used $97,000 in investing activities, compared to $242,000 invested during the year ended December 31, 2004.

Net Cash From Financing Activities: During the year ended December 31, 2005 (unaudited), we raised a net of $1,301,000 from financing activities, compared to a net of $581,000 during the year ended December 31, 2004.

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements.

Financial Statements for the years ended December 31, 2005 and 2004 (see pages F-1 through F-32, hereof)

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 (UNAUDITED)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet at December 31, 2005 (unaudited)	F-2

Consolidated Statement of Operations for the Years Ended December 31, 2005 and 2004 and for the Period from Inception (September 21, 2000) to December 31, 2005 (unaudited)	F-3

Consolidated Statement of Cash Flows for the Years Ended December 31, 2005 and 2004 and for the Period from Inception (September 21, 2000) to December 31, 2005 (unaudited)	F-4

Consolidated Statement of Changes in Stockholders' Deficiency for the Years Ended December 31, 2005 and 2004 and for the Period from Inception (September 21, 2000) to December 31, 2005 (unaudited)	F-6

Notes to the Consolidated Financial Statements	F-7

VSUS TECHNOLOGIES, INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)
(except share data)

December 31,
2005
(Unaudited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$2
Other receivables	29
31

Property and equipment, net	150
Other assets	75
$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Short-term bank credit	16
Accrued expenses	1,173
Convertible debentures	215
Accrued interest	1,320
Other payables	232
Related parties	126
Other liabilities	713
Series A Preferred Stock, including accrued dividends of $138 (350 shares issued, 318 outstanding) stated at liquidation preference	1,776
Warrant and conversion options	985
Promissory notes	1,165
7,721

LONG-TERM LIABILITIES
Related Party	180
Convertible debenture	3,400
Total liabilities	11,301

CONTINENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock $0.001 par value (Authorized-100,000,000 shares issued and outstanding- 54,408,524 at December 31, 2005)	54
Additional paid-in-capital	12,340
Deferred stock based compensation	(1,898)
Accumulated deficit	(21,541)
(11,045)
$256

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

			CUMULATIVE FROM
			(SEPTEMBER 21, 2000)
	FOR THE YEAR ENDED		(INCEPTION) TO
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005
	(UNAUDITED)		(UNAUDITED)

Revenue	$-	$272	$1,728

Cost of revenues		65	232

Gross profit		207	1,496

Research and development expense	1,483	117	2,903
Sales and marketing	-	392	944
General and administrative expense *	4,232	990	6,485
Impairment Charges	8,509	-	8,509
Merger expenses	-	219	409

Operating loss	(14,224)	(1,511)	(17,754)

Financing expenses, net	2,769	204	3,017
Loss on derivatives	770	-	770

Net loss	17,763	$1,715	(21,541)

Basic and diluted loss per share	(0.62)	$(0.14)

Weighted average number of shares outstanding	28,672,100	11,872,243

*Including stock based compensation of $3,652 and $252 in 2005 and 2004, respectively.

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

			CUMULATIVE FROM
			SEPETEMBER 20, 2000
	FOR THE YEAR ENDED		(INCEPTION) TO
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005
	(UNAUDITED)		(UNAUDITED)
CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period	($17,763)	($1,715)	(21,541)
Adjustments to reconcile net loss to net cash used in operating actvities:
Depreciation and amortization	579	20	612
Impairment charges	9,044
Amortization of deferred stock-based compensation	2,717	252	3,993
Increase in accrued severance pay, net	-	(1)	-
Losss on derivatives	770	-	770
Compensatory elements of stock issuances	3,652	-	3,652
Amortization of debt discount	592	-	592
Accrued interest-preferred stock	184	-	184
Transfer of assets to former officer	45	-	45
Interest to related party	14	8	50
Accrued liquidated damages	677		677
Accrued interest on convertible loan	-	171	171
Decrease (increase) in accounts receivable and other current assets	-	30	(6)
Increase in accounts payable and accrued expenses	(1,713)	255	(949)
Net cash (used in) operating activities	(1,202)	(980)	(11,750)

CASH FLOWS-INVESTING ACTIVITIES
Reverse merger	-	(200)	(200)
Cash advance to supplier	(75)	-	(75)
Purchase of fixed assets	(22)	(42)	(104)
Net cash provided by (used in) operating activities	(97)	(242)	(379)

CASH FLOWS-FINANCING ACTIVITIES
Short term bank credit	10	6	16
Proceeds from notes payable	865		865
Exercise of stock options	32	-	32
Receipt of convertible loan	215	575	1,690
Related parties	179	-	179
Issuance of share capital	-	-	325
Net cash provided by financing activities	1,301	581	3,107

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(641)	(9,022)
CASH AND CASH EQUIVALENTS-
BEGINNING OF PERIOD	20	661	-

CASH AND CASH EQUIVALENTS-
END OF PERIOD	$0	$20	($9,022)

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

			CUMULATIVE FROM SEPTEMBER 20, 2000
	FOR THE YEAR ENDED DECEMBER 31,		(INCEPTION) TO DECEMBER 31,
	2005	2004	2005
	(UNAUDITED)		(UNAUDITED)

Supplementary disclosure of Cash Flows Information:

Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

Non-Cash Investing and Financing Transactions:

Common stock issued for payment of accrued interest	$177	$--	$177

Value assigned to beneficial conversion in
connection with the 12% convertible debenture	$154	$--	$154

Value assigned to warrants issued to purchasers
of convertible debentures	$61	$--	$61

1stAlerts Merger:

Loan Receivable	$228	$--	$228
Security Deposit	27	--	27
Property and Equipment	704	--	704
Acquired Technology	4,522	--	4,522
Goodwill	4,522	--	4,522
Accrued Liabilities	(628)	--	(628)
Notes Payable (less debt discount of $377)	(788)	--	(788)
Convertible Notes Payable	(3,400)	--	(3,400)
Common Stock and Warrants Issued	(5,187)	--	(5,187)
	$--	$--	$--

Value assigned to warrants issued to purchasers
of convertible debentures	$61	$--	$61

In addition, see Note 3 for details related to the acquisition of 1stAlerts.

The accompanying notes to these financial statements form an integral part thereof.

VSUS TECHNOLOGIES, INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(IN THOUSAND, EXCEPT NUMBER OF SHARES)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFERRED STOCK COMPENSATION	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2005	12,392,896	$12	$1,436	$(51)	$(3,778)	$(2,381)

Value assigned to stock options for services	--	--	5	--	--	5
Value assigned to buy back of shares from former officer	--	--	1,694	(1,694)	--	--
Exercise of stock options	4,102,000	4	19	-	--	23
Common stock issued as consideration for extending the terms of a loan	124,750	--	46	-	--	46
Common stock issued in connection with the merger with 1stAlerts, Inc.	13,000,000	13	4,797	-	--	4,810
Common stock issued as payment of accrued interest	708,263	1	176	-	--	177
Value assigned to warrants in connection with 1stAlerts, Inc. merger	--	--	377	-	--	377
Stock options for services rendered	--		740	-	--	740
Stock options for services rendered	--	--	900	(900)	--	--
Stock issued for consulting services	65,000	--	24	-	--	24
Stock issued for consulting services	10,000,000	10	890	(900)	--	--
Shares returned by former officer and director	(453,000)	--	--	-	--	--
Stock options for services	--	--	771	(771)	--	--
Amortization of deferred compensation	--	--	--	2,716	--	2,716
Exercise of stock options	6,200,000	6	56	-	--	62
Stock options issued for consulting services	3,400,000	3	235	(238)	--	--
Stock options issued for consulting services	1,000,000	1	59	(60)	--	--
Exercise of stock options	3,484,000	3	--	--	--	3
Stock issued for settlement of litigation	384,615	1	114	--	--	115
Net loss-for the year ended December 31, 2005	--	--	--	--	(17,633)	(17,717)

Balance at December 31, 2005	54,408,524	$54	$12,340	$(1,898)	$(21,541)	$(11,045)

The accompanying notes to these consolidated financial statements form an integral part thereof.

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

On April 14, 2005, VSUS Technologies Incorporated acquired 1stAlerts, Inc., a Delaware corporation (“1stAlerts”), a company that develops, markets and sells software applications, when 1stAlerts merged with and into the Company's wholly-owned Delaware subsidiary, First Info Network, Inc., hereinafter referred to as the “1stAlerts Acquisition”. At the time of the 1stAlerts Acquisition, among other things: (i) the Company exchanged 13,000,000 shares of its Common Stock, and 200 shares of its Series B Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, (ii) the Company issued 1,861,841 of its Class A Warrants in exchange for warrants to purchase shares of Common Stock of 1stAlerts, (iii) the Company assumed $4,565,000 of promissory and convertible notes from 1stAlerts, and (iv) certain officers and directors of 1stAlerts became officers and directors of the Company.

Each of the 1,861,841 Class A Warrants the Company issued in connection with the 1stAlerts Acquisition have a term of a term of two years from the effective date of a registration statement the Company's obligated to file to register, among other of its securities, the shares of the Company's Common Stock underlying these warrants, and an exercise price of $0.19.

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

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ACQUISITION (Continued)

The transaction was accounted for using the purchase method of accounting. The results of 1stAlerts for the period April 14, 2005 through December 31, 2005 are included in the consolidated statement of operations for the year ended December 31, 2005.

Following its acquisition of 1stAlerts, the Company shifted its business operations to primarily focus on the 1stAlerts business model. In connection with this change, the Company terminated its business operations in Israel.

GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the year ended December 31, 2005 and 2004, resulted in a net loss of $17,717,000 and $1,715,000, respectively. In addition the Company (i) was delinquent in paying its payroll taxes at December 31, 2005, (ii) has a working capital deficiency of $10,360,000 and (iii) is in default of its promissory notes (Note 8) and its 12% convertible debentures (Note 9).

BASIS OF PRESENTATION

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

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the year ended December 31, 2005 and 2004, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Options to purchase Common Stock	2,088,258
Warrants to purchase Common Stock	7,756,841
Convertible preferred stock (1)	7,708,269
Convertible Notes (1)	860,000
Total as of December 31, 2005	18,513,368

(1)	Based on conversion rate of $.25.

Substantial and potential issuances after December 31, 2005:

Stock options issued for services	8,400,000

In addition, in connection with the 1stAlert Acquisition, the shares of Series B Participating Preferred Stock Issued are potentially convertible into common shares based on a formula described in Note 9.

Fair Value of Financial Instruments

The recorded carrying values of accounts receivable, accounts payable and other long-term obligations approximate the fair value of such financial instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2005.

Concentration of Credit Risk

The Company places its cash in what it believes to be creditworthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets, generally two to ten years.

Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the estimated useful lives of the improvements or the initial term of the lease. Gain or loss is recognized upon the sale or other disposition of property and equipment.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Major repair or replacements of property, plant and equipment are capitalized. Maintenance, repairs and minor replacements are charged to operations as incurred.

Impairment of Long-Lived Assets

In accordance with the Statement of Financial Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal On Long-Lived Assets”, the Company reviews the carrying amount of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved.

Income Taxes

Deferred taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluated the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Revenue Recognition

The Company expects that it will derive substantially all of its revenue from the sale, licensing and sub-licensing of its technologies and products. Revenue from the sale of technology will be recognized in the year of sale. Revenue from licensing and sub-licensing will be recognized in the periods when the fees have been earned.

Research and Development

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” all research and development (“R&D”) costs are expensed when they are incurred, unless thy are reimbursed under specific contracts. Assets used in R&D activity such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

Capitalized Software

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company’s computer software is generally based upon achievement of a detailed program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization of capitalized computer software development costs commences when the related producs become available for general release to customers. Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

SFAS No. 130, “Accounting for Comprehensive Income,” establishes standards for reporting and disclosure of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The items of other comprehensive income that are typically required to be disclosed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments are debt and equity securities.

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

Deferred compensation is amortized to compensation expense over the vesting period of the options. Had compensation cost for the Company's option plans been determined on the basis of the fair value at the grant dates in accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation” (“SFAS No. 148”), the Company's net loss and basic net loss per share would not have changed.

For purposes of estimating fair value in accordance with SFAS 123, the Company utilized the Black - Scholes option-pricing model. The following assumptions were utilized in such calculations for the year ended December 31, 2005 (all in weighted averages):

2004

Risk-free interest rate	3.6%
Expected life of options	5
Expected dividend yield	None
Volatility	0%

Based on these assumptions there are no differences in the amount of stock-based compensation according to FASB 123 compared to the amount measured according to APB 25.

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by SFAS No. 123, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employee for Acquiring, or in Conjunction with Selling, Goods or Services.”

Business Segments

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes statements for the way public enterprises report information about operating segments in interim financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographical areas and major customers. The Company has determined that under SFAS No. 131, it operated in one segment.

Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of Conventional Debt Instrument” in Issue No. 00-19.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provision of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, s a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related dent to their earliest date of redemption.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company accounts for embedded conversion options in non-conventional convertible notes which do not qualify as equity under EITF 00-19, as derivation liabilities. Accordingly, the Company determines the fair value (as determined under the Black-Scholes Valuation Method) of all embedded derivatives (usually conversion option and warrants). Such fair value is recorded as a debt discount up to the proceeds of the debt and any amount in excess of the proceeds of the debt s charged to operations at the security issuance date.

The Company’s 2004 Convertible Notes host embedded conversion options that are deemed to be free standing derivatives financial instruments which have been accounted for as derivative liabilities (Note 7).

The Company accounts or the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity and contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company choice of net-cash settlement or settlements in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All of the outstanding warrants have been classified as free standing derivative liabilities (Note 7).

Recently Issued Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN No. 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB 51” (“FIN No. 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interest in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Applications by public issuers’ entities is required in all interim and annual financial statements for periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (‘SPB”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small business issuers--as of the beginning of the first annual reporting period of the fiscal year that begins after December 15, 2005. The adoption of this pronouncement will result in the recognition of stock based compensation expense in the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmoneteary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 15, 2004. The provisions of this Statement are intended be applied prospectively. The adoption of this pronouncement did not have material effect on the Company’s financial statements.

EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2005. The adoption of this pronouncement did not have material effect on the Company’s financial statements.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In My 2005, the FASB issued Statement of Financial Accounting Standards No.154, “Accounting Change and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospecrive application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning December 15 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument” in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is “conventional” for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (“FASB 155”). FAS 155 addresses the following a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c)establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk n the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning for an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the requirements of FAS 155, but does note expect that the adoption of this pronouncement will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS 156 - “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account or servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position, but does not expect that the adoption of SFAS will have a material impact.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Each of the 1,861,841 Class A Warrants the Company issued in connection with the 1stAlerts Acquisition have a term of a term of two years from the effective date of a registration statement the Company's obligated to file to register, among other of its securities, the shares of the Company's Common Stock underlying these warrants, and an exercise price of $0.19.

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

The following table sets forth the calculation of the purchase price:

Value of VSUS stock issued in connection with the acquisition with 1stAlerts.

	Estimated Fair Values	Equity Value per Share	Consideration
Common Stock	$13,000,000	$.37	$4,810,000
Warrants (as determined under Black Scholes)	$1,861,841	$.20	$376,399
Series B Preferred Stock	$200	Not Determinable
Total Consideration			$5,186,399
Total liabilities assumed, net of debt discount of $376,399			$4,816,955
Total Consideration, Net			$10,003,354

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

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION (Continued)

In reviewing the transaction, the Company has determined that quoted market price at April 14, 2005, is not indicative of the fair value of the stock. This is because at the time of the 1stAlerts Acquisition, the Company's Common Stock was thinly traded. It was not until August of 2005 that a reasonable volume of shares began to be traded. Since the beginning of August the price ranged from about $0.30 to $0.54. From the date of the 1stAlerts Acquisition to the date that a more active volume of shares began to trade, the Company had no significant announcements or developments in their business.

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

The transaction is being accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards (“SFAS”) Statement No. 141, “Business Combinations,” with the Company's as the accounting acquirer. Accordingly, the purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The results of 1stAlerts for the period April 14, 2005 through September 30, 2005, are included in the consolidated statement of operations for the three and nine months ended September 30, 2005. Goodwill and acquired technology recorded in the acquisition will be tested periodically for impairment as required by SFAS Statement No. 142, “Goodwill and Other Intangible Assets”. The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities. The Company is in the process of beginning the independent appraisal for certain assets, and refining its internal fair value estimates. Therefore, the allocation of the purchase price is preliminary and the final allocation will likely differ. Based on the preliminary purchase price allocation, the following table summarizes estimated fair values of the assets acquired:

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

The following pro forma information has been prepared assuming that the acquisition of 1stAlerts had taken place at the beginning of the respective periods presented. The pro forma information presented in the table below represents the combined net loss and loss per share. The pro forma financial information is not necessarily indicative of the combined results that may occur in the future.

	YEAR ENDED DECEMBER 31,
	2005	2004
	(IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues	$--	$
Net loss	$(17,717)	$
Net loss available to common stockholders	$(17,717)	$

Basic and diluted loss per common share:
Continuing operations	$(.62)	$
Net loss available to common stockholders	$(.62)	$

Weighted average number of shares outstanding	28,807,713		--

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

The Company’s annual impairment review of goodwill and other intangible assets identified that a goodwill and other intangible asset impairment charge amounting to approximately $8,509,000.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following (in thousands):

Computer hardware	$349
-
$-
Less: Accumulated depreciation	199
$150

Depreciation expense for the year ended December 31, 2005 and 2004. Computer hardware is being depreciated over a useful life of three years.

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

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES - (Continued)

Pursuant to the Settlement Agreement (described above), among other things, 5,038,000 shares of the Company's Common Stock held and controlled by the former officer and director were sold to the Company's newly appointed President and director, for an aggregate purchase price of $170,000. The purchase price was negotiated as part of the Company's settlement with the former officer and director, and, therefore, does not necessarily represent the fair market value of our Common Stock on the date of the transaction. As a result of this transaction and an employment agreement with the Company's newly appointed President dated April 28, 2005, the Company recorded a charge of $1,694,000 to reflect the excess of the fair value of the shares purchased over the $170,000 during the quarter ended June 30, 2005. As of September 2, 2005, the Company's President and director resigned, and in connection therewith, returned 453,000 of these shares to the Company's treasury.

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

Pursuant to those two loan agreements, the loans, (the “Loan”), are convertible into units of the Company's securities (the “Units”), at a purchase price of $5,000 per Unit (the “Original Purchase Price”). Each Unit will consist of: (i) one share of the Company's Series A Convertible Preferred Stock (the “ Series A Preferred Stock”); (ii) 5,000 Class A Warrants; (iii) 5,000 Class B Warrants; and (iv) 5,000 Class C Warrants (the Class A Warrants, Class B Warrants and Class C Warrants are hereinafter sometimes referred to collectively as the “Warrants”).

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

The holders of the Series A Preferred Stock (the “Holders”) have certain preferential dividend and liquidation rights including cumulative preferred dividends of 12% per annum. In addition, the Convertible Preferred Stock is redeemable: (i) at the election of any Holder after thirteen months following the Closing Date, subject to the Holder's option to have the Company redeem the Series A Preferred Stock from the proceeds of any offering of the Company's securities resulting in gross proceeds of $5,000,000 or more (a “Qualified Offering”), at a purchase price equal to the Original Purchase Price, plus any accrued and unpaid dividends; or (ii) at the Company's election after sixteen months following the Closing Date, at a purchase price equal to 130% of the Series A Preferred Stock's Original Purchase Price, plus any accrued and unpaid dividends. Also, each of the shares of Series A Preferred Stock outstanding is convertible into such number of shares of the Company's Common Stock as is determined by dividing $5,000, by $0.51 (Amended in April, 2005). At December 31, 2005, the Company had recorded approximately $138,000 of preferred stock dividends. Since the Series A Preferred Stock was classified as a liability, the preferred stock dividends are included in financing expenses in the accompanying consolidated statements of operations.

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

The Company agreed to file a registration statement (the “Registration Statement”) to register the shares of Common Stock underlying the Series A Preferred Stock, Class A Warrants, Class B Warrants and Class C Warrants no later than 45 days after the Closing Date (the “Required Filing Date”). For various reasons, the Company was not able to satisfy its requirement to file the Registration Statement on or prior to the Required Filing Date. Subsequently, the Holders waived their rights to any penalties through May 31, 2005 related to the company's failure to file the registration statement. Liquidating damages are uncapped and accrue at the rate of 3% per month or $47,740 for each month that the Company fails to

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE LOAN-(Continued)

register the underlying common shares. The Company accrued $634,512 at December 31, 2005 in connection with the liquidating damages.

As a result of the uncapped liquidating damages provision related to a failure to register the common shares contained in the registration rights agreement, the conversion option and the Class A, Class B and Class C warrants do not qualify as equity and have been recorded as a derivative liability. The derivative liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is recognized as a loss or gain in the Company's consolidated statement of operations. At December 31, 2005, the fair value of these derivative instruments was $845,562 which resulted in a loss of $845,562 for the year ended December 30, 2005.

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

Pursuant to a registration rights agreement, the Company agreed to use its best efforts to register the common shares underlying the convertible debenture and warrants. The agreements provides for uncapped liquidating damages at the rate of 2% per month or $4,300 for each month after May 31, 2005 that it fails to register the common shares. Accrued liquidity damages at December 31, 2005 approximated $43,000.

As a result of the uncapped liquidating damages provision related to a failure to register the common shares contained in the registration rights agreement, the conversion option and the Class A, Class B and Class C warrants do not qualify as equity and have been recorded as a derivative liability. The derivative liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is recognized as a loss or gain in the Company's consolidated statement of operations. At December 31, 2005, the fair value of these derivative instruments was $139,883 which resulted in a gain of $75,117 for the year ended December 31, 2005.

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

In March 2005, the Company granted to a consultant stock options for professional services rendered to purchase 8,258 shares of its Common Stock at an exercise price of $1.70 per share. The options vest on July 14, 2005. Since the Company's stock has had a historically limited "public market", the fair value of the stock options estimated on the date of grant was determined using the value of the services rendered. The value of services was determined to be $5,000 and has been recorded as a compensatory stock element expense in the accompanying consolidated statement of operations for the quarter ended March 31, 2005.

Effective as of January 6, 2005, a former officer, director and consultant of the Company was removed as an officer and director of the Company, and his Consulting Agreement was terminated As a result of such removal, 341,250 of his options to purchase shares of Common Stock of the Company, which had not already vested, automatically expired on the date thereof.

Simultaneously with the 1stAlerts Acquisition, the former officer, director and consultant was reinstated as a director of the Company, and, the Company entered into a new Consulting Agreement with him. In consideration for his services as a director, the Company reissued 341,250 stock options, which had automatically expired at the time of his removal. Also, in connection with the new Consulting Agreement, the consultant was issued options to purchase an additional 1,000,000 shares of the Company's Common Stock, at an exercise price of $.001 per share.. Since the company's stock has had a historically limited "public market", the fair value of $.37 per share or $433,131. The $433,131 had been originally recorded as Deferred Compensation and was being amortized over the term of the agreement. As of September 2, 2005, the date thereof, the former officer, director and consultant resigned as a director of the Company, and the new Consultant Agreement was terminated. As a result of the termination of the new Consulting Agreement, the Company recognized the remaining unearned compensation of $277,500 in the accompanying consolidated statement of operations for the year ended December 31, 2005.

During the nine months ended September 30, 2005, the former officer exercised all of the 1,952,000 options.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- SHAREHOLDERS' EQUITY-(Continued)

ADDITIONAL ISSUANCES OF STOCK OPTIONS PURSUANT TO THE COMPANY'S 2003 STOCK OPTION PLAN

Contemporaneously with the Company's acquisition of 1stAlerts, as of April 14, 2005, the Company granted options to purchase an aggregate of 4,000,000 shares of its Common Stock, at an exercise price of $0.001 per share, to two service providers. These options vested 100% upon their grant and have a term of five (5) years from their date of grant. As of September 20, 2005, options to purchase 2,000,000 of these shares were rescinded by one of the grantees. Since the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $740,000. The $740,000 has been recorded as compensatory stock element expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

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

In July 2005, the Company entered into a Consulting Agreement. In consideration for the consulting services to be provided to the Company by the consultant, the Company agreed to, among other things (i) issue 50,000 shares of its Common Stock to the consultant upon execution of the Consulting Agreement, and (ii) issue an additional 15,000 shares of the Company's Common Stock to the consultant per month thereafter, for each month in which consulting services are to be provided. As of December 31, 2005, approximately 65,000 shares have been issued under the agreement. Since, the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $24,050. The $24,050 has been recorded as compensatory stock element expense in the accompanying consolidated statement of operations for the year ended December 30, 2005.

In September 2005, the Company entered into a consulting agreement pursuant to which a consultant shall provide strategic consulting services to the company, through September 20, 2007. As consideration for the consulting services to be provided to the Company by the consultant, the Company agreed to issue to the consultant (i) 10,000,000 restricted shares of the Company's Common Stock (the "Shares"), and (ii) stock options to purchase an additional 10,000,000 shares of the Company's Common Stock, at an exercise price of $0.01 per share (the "Options"). The market value of the Shares and Options issued was $0.09 per share or $1,800,000. The $1,800,000 has been recorded as Deferred Compensation and is being amortized over the period of service of two years. As of April 30, 2006, the consultant has not received any of the Shares, and has been granted --of the Options, all of which have been exercised.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- SHAREHOLDERS' EQUITY-(Continued)

ISSUANCE OF SHARES TO A FORMER STOCKHOLDER

The Company and a former stockholder of Formula Footwear, Inc. (“Formula”), the Company's former parent, and the predecessor filer, agreed to revise the terms of a Promissory Note in the amount of $100,000 which was issued to the former stockholder of Formula in consideration of its cancellation of shares of Formula's Common Stock held by it. According to the revised terms, the maturity date of the note is extended so that one-third of the amount is payable on April 14, 2005, one-third is payable thirty days thereafter, and the one-third is payable sixty days thereafter. As of December 31, 2005, there remains an outstanding balance of $33,666. In addition, in consideration for the stockholder's agreement to extend the maturity date of the note, the Company issued it, and certain of its affiliates, an aggregate of 124,750 shares of the Company's Common. Since the Company's stock has had a historically limited “public market”, the fair vale of the stock issued estimated on the date of issuance was determined using the value of $.37 per share or approximately $46,000. The $46,000 has been recorded as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

PREFERRED STOCK

As part of the 1stAlerts Acquisition, the Company issued 1stAlerts, 200 shares of its Series B Participating Preferred Stock. As set forth in the Certificate of Designation of Series B Participating Preferred Stock that the Company filed, the holders of the Company's Series B Participating Preferred Stock: (i) are entitled to participate, on an “as if converted” basis, in any and all dividends paid with respect to our Common Stock, (ii) have a liquidation preference, which provides that, upon certain “liquidity events,” they will be paid out of the Company's assets prior to the holders of the Company's Common Stock, in parity with the holders of the Company's other series of preferred stock, and (iii) have no voting rights.

Shares of the Company's Series B Participating Preferred Stock will be automatically converted into shares of the Company's Common Stock upon the occurrence of: (i) the liquidation, dissolution, or winding up of the Company, (ii) the consolidation, merger or reorganization of the company, which results in a change of control, or (iii) the sale of all or substantially all of the Company's assets, or the Company's issued and outstanding shares of Common Stock. In such event, the Company's outstanding shares of Series B Participating Preferred Stock will be converted into shares of the Company's Common Stock, so that after such issuance, the holders of shares of the Company's Series B Participating Preferred Stock will hold, in the aggregate, a number of shares of the Company's Common Stock equal to the percentage of the total “Fair Market Value” of the Company represented by the “Fair Market Value” of First Info Network, Inc., the Company's wholly-owned subsidiary, determined by a mutually agreed upon independent appraiser.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- SHAREHOLDERS' EQUITY-(Continued)

In addition, any time on or after the third anniversary of the effective date of the 1stAlerts Acquisition, any holder of shares of the Company's Series B Participating Preferred Stock may convert such shares into the number of shares of the Company's Common Stock as is determined by the following formula:

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

As of December 31, 2005, the Company loaned NetCurrents $100,000. The Company has not issued any shares of its Common Stock to NetCurrents. No shares have been issued to NetCurrents and NetCurrents has not issued shares of its Common Stock to the Company.

VSUS TECHNOLOGIES INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12-SUBSEQUENT EVENTS

In January 2006, the Company entered into a consulting agreement with a consultant, pursuant to which the consultant shall provide strategic consulting services to the Company, through January 2008. As consideration for the consulting services to be provided to the Company by the consultant, the Company issued the consultant stock options to purchase 4,000,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share. The market value of the shares underlying these options was $0.34 per share, or an aggregate of $1,360,000. The $1,360,000 will be recorded as deferred compensation and will be amortized over the period of service of three years. As of this date 2,000,000 options have been exercised.

In January 2006, we entered into a consulting agreement with a consultant, pursuant to which the Consultant shall provide strategic consulting services to the Company, through January 2008. As consideration for the consulting services to be provided to the Company by the consultant, the Company issued to the Consultant stock options to purchase 4,000,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share. The market value of the shares underlying these options was $0.34 per share or $1,360,000. The $1,360,000 will be recorded as deferred compensation and will be amortized over the period of service of three years. As of this date all the options have been exercised.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 6, 2006, we dismissed Marcum & Kliegman LLP as our independent registered public accounting firm. Marcum & Kliegman LLP had not audited any of our consolidated financial statements, having replaced our previous independent registered public accounting firm, Brightman Almagor & Co. in May 2005. Marcum & Kliegman LLP had reviewed our unaudited subsequent interim reports during the 2005 fiscal year. In connection with Marcum & Kliegman LLP’s review of the subsequent interim periods preceding dismissal on March 6, 2006, we had no disagreements with Marcum & Kliegman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Marcum & Kliegman LLP, would have caused it to make reference to the matter in connection with any reports. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-B.

On March 6, 2006, we engaged Sherb & Co., LLP as our independent registered public accounting firm. The change was approved by our Board of Directors and was made in order to have access to a firm which had local offices. VSUS had not consulted with Sherb & Co., LLP during our most recent fiscal year, and the subsequent interim period prior to March 6, 2006, regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements. Nor was written or oral advice provided that would be a factor considered by us in reaching a decision as to accounting, auditing or financial reporting issues.

We had no other changes of, or disagreements with, our auditors during the fiscal year ended December 31, 2005, or subsequent periods through the date hereof.

Item 8A. Controls and Procedures.

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

Item 8B. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the fourth quarter of 2005, which was not so reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers as of December 31, 2005

The following table sets forth the names of all of our directors and executive officers, as of December 31, 2005:

Name	Age	Offices Held
Steven Goldberg	43	Chief Financial Officer, Secretary and Director
Krishna Guda	38	Director

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

Effective as of March 21, 2006, Krishna Guda resigned as member of our board of directors, for personal reasons. Mr. Guda did not hold any positions on any committee of our board of directors at the time of his resignation.

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

Audit Committee Financial Expert

The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Our board of directors has not yet established an audit committee.  As such, our board has not yet appointed an audit committee financial expert.  At this time, our board of directors believes it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.

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

Item 10. Executive Compensation.

Summary Compensation

The following table discloses, for the fiscal years ended December 31, 2005, 2004 and 2003, certain compensation paid to our named executive officers, being (i) our former Chief Executive Officer, and (ii) the President of our former parent, Formula Footwear, Inc., which merged into our company as of June 9, 2004. No other officer of ours earned more than $100,000 in annual compensation during the fiscal year ended December 31, 2004.

Name and Principal Position	Year	Salary and Other Annual Compensation ($)	Long-Term Compensation
Securities Underlying Options/ SARS (#)
Steven Goldberg Chief Financial Officer, Secretary and Director	2005 2004 2003	$ 51,800 $ 0 $ 0	0 0 0
Amiram Ofir(1) Former Chief Executive Officer and Director	2005 2004 2003	$ 0 $ 91,000 $ 96,000 $105,000	0 90,000 1,750,000
Stephen R. Fry(2) Former President and Director of Formula Footwear, Inc., the predecessor filer	2005 2004 2003	$ 0 $ 0 $ 0	0 0 0
____________________
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

(2)	Mr. Fry resigned as our parent company’s President and director as of April 15, 2004, the date our parent company, Formula Footwear, Inc., the predecessor filer, acquired us.

Option/SAR Grants

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2005 to our named executive officers, being (i) our current Chief Financial Officer, (ii) our former Chief Executive Officer, and (iii) the President of our former parent, Formula Footwear, Inc., which merged into our company as of June 9, 2004.

Name	Number Of Securities Underlying Options/SARS Granted (#)	Percent Of Total Options/ SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date
Steven Goldberg	0	N/A	N/A	N/A
Amiram Ofir(1)	0	N/A	N/A	N/A
Stephen R. Fry	0	N/A	N/A	N/A
____________________
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

Option/SAR Exercises and Year-End Option/SAR Values

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exerciseable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/Unexercisable
Steven Goldberg	0	0	0/0	$0.00
Amiram Ofir(1)	0	0	0/0	$0.00
Stephen R. Fry	0	0	0/0	$0.00
____________________
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

Long-Term Incentive Awards

We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2005.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director. No additional amounts are payable to our directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We have entered into the no employment Agreements with officers of ours.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management, as of the Date of this Report

The following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock, as well as the share holdings of the current members of management, as of the date hereof:

Name And Address Of Beneficial Owner(1)	Amount And Nature Of Beneficial Ownership	Percent Of Class(2)
Eastern Consulting(3)	12,000,000	22.5%
PDB Irrevocable Trust(4)	8,775,000	17.1
LBDP Irrevocable Trust(4)	3,350,000	6.5
Steven Goldberg	0	0
All Executive Officers and Directors as a Group (1 person)	0	0%
____________________
* Represents less than 1% of our outstanding Common Stock.

(1)	Unless otherwise indicated, the address of all persons is c/o VSUS Technologies Incorporated, 902 Clint Moore Road, Suite 138, Boca Raton, Florida 33487.
(2)
Percentage of beneficial ownership is based upon the 51,308,523 shares of our Common Stock which is outstanding as of the date hereof, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

(3)	Includes options to purchase 2,000,000 shares of our Common Stock, which are currently exercisable.

Changes in Control

To the knowledge of our management, there are no present arrangements or pledges of our securities which may result in a change in control of our company. Recently, our company has changed control, as follows:

Effective as of April 14, 2005, we acquired 1stAlerts, Inc., a Delaware corporation, when it merged with and into First Info Network, Inc., our wholly-owned subsidiary, pursuant to an agreement and plan of merger we entered into with these parties (the “Merger Agreement”).

Pursuant to the Merger Agreement, at the effective time of the merger, (i) the separate corporate existence of 1stAlerts, Inc. ceased, and First Info Network, Inc. continued as the surviving corporation, (ii) the 200 shares of 1stAlerts, Inc.’s issued and outstanding Common Stock were converted into and exchanged for an aggregate of (a) 13,000,000 shares of our Common Stock, and (b) 200 shares of our Series B Participating Preferred Stock, and (iii) 1stAlerts’ officers and directors became officers and directors of ours, and of First Info Network, Inc.

The source of the consideration used by 1stAlerts’ stockholders to acquire their respective interests in our company at the time of the merger was the exchange of shares of 1stAlerts’ Common Stock.

By virtue of (i) the approximately 48.1% of our issued and outstanding shares of Common Stock acquired at the effective time by 1stAlerts’ stockholders, and (ii) the appointment of 1stAlerts’ officers and directors as officers and directors of ours, the merger is deemed to have involved a “change of control” of our company.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits
Exhibit No.	Exhibit Type

2.1	Agreement and Plan of Merger, by and among, VSUS Technologies Incorporated, First Info Network, Inc. and 1stAlerts, Inc. (1)

2.2	Certificate of Merger of 1stAlerts, Inc. with and into First Info Networks, Inc. (1)

4.1	Form of 1stAlerts Convertible Promissory Note (1)

10.2	Form of Pledge Agreement, between VSUS Technologies Incorporated and Pre-Merger Stockholders of 1stAlerts, Inc. (1)

10.5	Call Option Agreement (1)

16.1	Letter of Marcum & Kliegman, LLP, in Compliance with Item 304 of Regulation S-B (2)

31.1	Certification pursuant to Section 13a-14(a) (3)

32.1	Certification pursuant to Section 1350 (3)

 ____________________
(1)	Incorporated by reference from our Annual Report on Form 10-KSB, for the year ended December 31, 2004
(2)	Incorporated by reference from our Current Report on Form 8-K, dated March 6, 2006
(3)	Filed herewith

Item 14. Principal Accountant Fees and Services.

The following table sets out fees billed by our principal accountant for audit and related services for each of the previous two fiscal years:

Description of Services	Fees billed for 2005 fiscal year	Fees billed for 2004 fiscal year
Audit Fees	$77,246	$47,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

VSUS TECHNOLOGIES INCORPORATED

Date: May 22, 2006	By:	/s/ Steven Goldberg
Steven Goldberg
Chief financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven Goldberg	President and Director	May 22, 2006
Steven Goldberg	(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Type

2.1	Agreement and Plan of Merger, by and among, VSUS Technologies Incorporated, First Info Network, Inc. and 1stAlerts, Inc. (1)

2.2	Certificate of Merger of 1stAlerts, Inc. with and into First Info Networks, Inc. (1)

4.1	Form of 1stAlerts Convertible Promissory Note (1)

10.2	Form of Pledge Agreement, between VSUS Technologies Incorporated and Pre-Merger Stockholders of 1stAlerts, Inc. (1)

10.5	Call Option Agreement (1)

16.1	Letter of Marcum & Kliegman, LLP, in Compliance with Item 304 of Regulation S-B (2)

31.1	Certification pursuant to Section 13a-14(a) (3)

32.1	Certification pursuant to Section 1350 (3)

____________________
(4)	Incorporated by reference from our Annual Report on Form 10-KSB, for the year ended December 31, 2004
(5)	Incorporated by reference from our Current Report on Form 8-K, dated March 6, 2006
(6)	Filed herewith