Form 10-Q
period 2007-09-30
VSUS TECHNOLOGIES INC
filed 2009-12-24
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30,
IN 000'S	2007
(Unaudited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$2
Other receivables	29
31
Property and equipment, net	150
Other assets	75
TOTAL ASSETS	$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES
Convertible debentures	$215
Related parties	126-
Promissory notes	1,165
1,506
LONG-TERM LIABILITIES
Related Party	324
Convertible debentures	3,400
Total liabilities	5,230

STOCKHOLDERS' EQUITY
Series A Preferred Stock	-
Warrant and conversion options	140
Common stock	100
Additional paid-in capital	18,369
Deferred stock based compensation	(1,898)
Accumulated deficit	(21,685)
Total Stockholders Equity	(4,974)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$256

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in 000's	Nine months	Three months
	September 30, 2007	September 30, 2007
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses:
Administrative expenses	$144	$3

Total operating expenses	144	3

Income (loss) from operations	(144)	(3)

Income (loss) before income taxes	(144)	(3)

Provision for income taxes	-	-

Net income (loss)	$(144)	$(3)

Basic and diluted income (loss) per share	(0.00)	(0.00)

Weighted average number of shares outstanding	$65,717,961	$88,336,835

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$(144)
Adjustments to reconcile net loss to cash used in operating activities

Depreciation	-

(Increase) Decrease in:

Increase (Decrease) in:
Related Party	144

Net Cash Used In Operating Activities	-

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease of liabilities from merger	(3,454)
Securities issued for merger	3,454

Net Cash Used in Investing Activities	-

NET DECREASE IN CASH	-

CASH AT BEGINNING OF PERIOD	2

CASH AT END OF PERIOD	$2

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of VSUS Technologies Incorporated (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the September 30, 2007 Form 10-K except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2007. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.

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

VSUS TECHNOLOGIES INC.

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

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with maturities of three and nine months or less.

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

VSUS TECHNOLOGIES INC.

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

VSUS TECHNOLOGIES INC.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended September 30, 2007 and 2008.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended September 30, 2007 and 2008 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended September 30, 2008 and 2007, the Company did not grant any stock options.

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

VSUS TECHNOLOGIES INC.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the year ended September 30, 2006 and 2004, resulted in a net loss of $17,717,000 and $1,715,000, respectively. In addition the Company (i) was delinquent in paying its payroll taxes at September 30, 2006, (ii) has a working capital deficiency of $10,360,000 and (iii) is in default of its promissory notes (Note 8) and its 12% convertible debentures (Note 9).

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

VSUS TECHNOLOGIES INC.

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after September 30, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended September 30, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future. Management expects that they will not have benefit in the future. Accordingly, a fully valuation allowance has been established.

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the year ended September 30, 2006 and 2004, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Options to purchase Common Stock	2,088,258

Total as of June 30, 2007	2,088,258

(1)

Based on conversion rate of $.25.

Substantial and potential issuances after September 30, 2007:

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

VSUS TECHNOLOGIES INC.

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

Based on the above facts, the initial fair value of the Company's Common Stock for the purposes determining the purchase price of the 1stAlerts acquisition was $0.37 per share. The Company intends to have its Common Stock and Series B Preferred Stock valued by a qualified appraiser by September 30, 2006.

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

VSUS TECHNOLOGIES INC.

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

Property and equipment at September 30, 2007 consisted of the following (in thousands):

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Settlement Agreement (described above), among other things, 5,038,000 shares of the Company's Common Stock held and controlled by the former officer and director were sold to the Company's newly appointed President and director, for an aggregate purchase price of $170,000. The purchase price was negotiated as part of the Company's settlement with the former officer and director, and, therefore, does not necessarily represent the fair market value of our Common Stock on the date of the transaction. As a result of this transaction and an employment agreement with the Company's newly appointed President dated April 28, 2005, the Company recorded a charge of $1,694,000 to reflect the excess of the fair value of the shares purchased over the $170,000 during the quarter ended September 30, 2005. As of September 2, 2005, the Company's President and director resigned, and in connection therewith, returned 453,000 of these shares to the Company's treasury.

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

NOTE 11 - CONVERTIBLE LOAN AND SERIES A CONVERTIBLE PREFERRED STOCK

In November 2003, the Company signed two loan agreements. Pursuant to the first loan agreement, the Company was to receive loans from several lenders in the total amount of $1,500,000. The Company issued promissory notes in this amount. Principal and accrued interest at the rate of 12% per annum were payable in full after one year. As of September 30, 2003, a total of $900,000 was received, and an aggregate amount of $475,000 was received during 2004. Pursuant to the second loan agreement, the Company was to receive a loan from a lender in the total amount of $200,000. This loan amount bears interest at the non-negotiable rate of 24% per annum. During 2004, the Company received $100,000, and, during 2005, the Company has received an additional $66,334, The Company expects to pay accrued and unpaid interest on the Loan to the lenders in cash, with the exception of $50,000 in interest, which was added to the amount of the Loans.

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

The holders of the Series A Preferred Stock (the “Holders”) have certain preferential dividend and liquidation rights including cumulative preferred dividends of 12% per annum. In addition, the Convertible Preferred Stock is redeemable: (i) at the election of any Holder after thirteen months following the Closing Date, subject to the Holder's option to have the Company redeem the Series A Preferred Stock from the proceeds of any offering of the Company's securities resulting in gross proceeds of $5,000,000 or more (a “Qualified Offering”), at a purchase price equal to the Original Purchase Price, plus any accrued and unpaid dividends; or (ii) at the Company's election after sixteen months following the Closing Date, at a purchase price equal to 130% of the Series A Preferred Stock's Original Purchase Price, plus any accrued and unpaid dividends. Also, each of the shares of Series A Preferred Stock outstanding is convertible into such number of shares of the Company's Common Stock as is determined by dividing $5,000, by $0.51 (Amended in April, 2005). At September 30, 2006, the Company had recorded approximately $138,000 of preferred stock dividends. Since the Series A Preferred Stock was classified as a liability, the preferred stock dividends are included in financing expenses in the accompanying consolidated statements of operations.

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

VSUS TECHNOLOGIES INC.

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

The Company agreed to file a registration statement (the “Registration Statement”) to register the shares of Common Stock underlying the Series A Preferred Stock, Class A Warrants, Class B Warrants and Class C Warrants no later than 45 days after the Closing Date (the “Required Filing Date”). For various reasons, the Company was not able to satisfy its requirement to file the Registration Statement on or prior to the Required Filing Date. Subsequently, the Holders waived their rights to any penalties through May 31, 2005 related to the company's failure to file the registration statement. Liquidating damages are uncapped and accrue at the rate of 3% per month or $47,740 for each month that the Company fails to register the underlying common shares. The Company accrued $634,512 at September 30, 2006 in connection with the liquidating damages.

As a result of the uncapped liquidating damages provision related to a failure to register the common shares contained in the registration rights agreement, the conversion option and the Class A, Class B and Class C warrants do not qualify as equity and have been recorded as a derivative liability. The derivative liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is recognized as a loss or gain in the Company's consolidated statement of operations. At September 30, 2006, the fair value of these derivative instruments was $845,562 which resulted in a loss of $845,562 for the year ended December 30, 2005.

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

Each of the 1,861,841 Class A Warrants the Company issued in connection with the 1stAlerts Acquisition have a term of two years from the effective date of the Registration Statement, and is exercisable at $.19 per share. The value assigned to these warrants was $376,399 and was recorded as a debt discount at the date of 1stAlerts Acquisition. The debt discount of $376,399 was charged to financing expenses during the quarter ended September 30, 2005.

NOTE 13 - CONVERTIBLE DEBENTURES

FORMER SHAREHOLDERS OF 1STALERTS

Pursuant to the 1stAlerts Acquisition, First Info Network, Inc. assumed the promissory notes in the aggregate principal amount of $3,400,000 which 1stAlerts had issued to two of the pre-acquisition 1stAlerts stockholders (the “Notes”). The Notes bear interest at the rate of one percentage point per annum above the prime rate and is due September 30, 2009. Pursuant to the Notes, concurrently with any public sale, spin-off or other similar disposition of the shares of First Info Network, Inc., the Notes are convertible into shares of Common Stock of First Info Network, Inc at 70% of the “Market Price” (as determined at the time of such transaction). As security for the repayment of the Notes, the Company pledged all of the Company's shares of First Info Network, Inc. No value has been currently assigned to this contingent beneficial conversion feature.

VSUS TECHNOLOGIES INC.

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

Pursuant to a registration rights agreement, the Company agreed to use its best efforts to register the common shares underlying the convertible debenture and warrants. The agreements provides for uncapped liquidating damages at the rate of 2% per month or $4,300 for each month after May 31, 2005 that it fails to register the common shares. Accrued liquidity damages at September 30, 2006 approximated $43,000.

As a result of the uncapped liquidating damages provision related to a failure to register the common shares contained in the registration rights agreement, the conversion option and the Class A, Class B and Class C warrants do not qualify as equity and have been recorded as a derivative liability. The derivative liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is adjusted to its fair value at each reporting period. Any increase or decrease to such liability is recognized as a loss or gain in the Company's consolidated statement of operations. At September 30, 2006, the fair value of these derivative instruments was $139,883 which resulted in a gain of $75,117 for the year ended September 30, 2006.

The debt discount of $215,000 is being charged to financing costs over the period ended September 30, 2006. The Company is in default under these debentures as of December 3, 2005. The Company is currently negotiating a resolution with the holders of these debentures.

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

In March 2005, the Company granted to a consultant stock options for professional services rendered to purchase 8,258 shares of its Common Stock at an exercise price of $1.70 per share. The options vest on July 14, 2005. Since the Company's stock has had a historically limited "public market", the fair value of the stock options estimated on the date of grant was determined using the value of the services rendered. The value of services was determined to be $5,000 and has been recorded as a compensatory stock element expense in the accompanying consolidated statement of operations for the quarter ended September 30, 2005.

Effective as of January 6, 2005, a former officer, director and consultant of the Company was removed as an officer and director of the Company, and his Consulting Agreement was terminated As a result of such removal, 341,250 of his options to purchase shares of Common Stock of the Company, which had not already vested, automatically expired on the date thereof.

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Simultaneously with the 1stAlerts Acquisition, the former officer, director and consultant was reinstated as a director of the Company, and, the Company entered into a new Consulting Agreement with him. In consideration for his services as a director, the Company reissued 341,250 stock options, which had automatically expired at the time of his removal. Also, in connection with the new Consulting Agreement, the consultant was issued options to purchase an additional 1,000,000 shares of the Company's Common Stock, at an exercise price of $.001 per share.. Since the company's stock has had a historically limited "public market", the fair value of $.37 per share or $433,131. The $433,131 had been originally recorded as Deferred Compensation and was being amortized over the term of the agreement. As of September 2, 2005, the date thereof, the former officer, director and consultant resigned as a director of the Company, and the new Consultant Agreement was terminated. As a result of the termination of the new Consulting Agreement, the Company recognized the remaining unearned compensation of $277,500 in the accompanying consolidated statement of operations for the year ended September 30, 2006.

During the nine months ended September 30, 2005, the former officer exercised all of the 1,952,000 options.

ADDITIONAL ISSUANCES OF STOCK OPTIONS PURSUANT TO THE COMPANY'S 2003 STOCK OPTION PLAN

Contemporaneously with the Company's acquisition of 1stAlerts, as of April 14, 2005, the Company granted options to purchase an aggregate of 4,000,000 shares of its Common Stock, at an exercise price of $0.001 per share, to two service providers. These options vested 100% upon their grant and have a term of five (5) years from their date of grant. As of September 20, 2005, options to purchase 2,000,000 of these shares were rescinded by one of the grantees. Since the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $740,000. The $740,000 has been recorded as compensatory stock element expense in the accompanying consolidated statement of operations for the year ended September 30, 2007.

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

In July 2005, the Company entered into a Consulting Agreement. In consideration for the consulting services to be provided to the Company by the consultant, the Company agreed to, among other things (i) issue 50,000 shares of its Common Stock to the consultant upon execution of the Consulting Agreement, and (ii) issue an additional 15,000 shares of the Company's Common Stock to the consultant per month thereafter, for each month in which consulting services are to be provided. As of September 30, 2006, approximately 65,000 shares have been issued under the agreement. Since, the Company's stock has had a historically limited "public market", the fair vale of the stock options estimated on the date of grant was determined using the value of $.37 per share or $24,050. The $24,050 has been recorded as compensatory stock element expense in the accompanying consolidated statement of operations for the year ended December 30, 2005.

VSUS TECHNOLOGIES INC.

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

ISSUANCE OF SHARES TO A FORMER STOCKHOLDER

The Company and a former stockholder of Formula Footwear, Inc. (“Formula”), the Company's former parent, and the predecessor filer, agreed to revise the terms of a Promissory Note in the amount of $100,000 which was issued to the former stockholder of Formula in consideration of its cancellation of shares of Formula's Common Stock held by it. According to the revised terms, the maturity date of the note is extended so that one-third of the amount is payable on April 14, 2005, one-third is payable thirty days thereafter, and the one-third is payable sixty days thereafter. As of September 30, 2006, there remains an outstanding balance of $33,666. In addition, in consideration for the stockholder's agreement to extend the maturity date of the note, the Company issued it, and certain of its affiliates, an aggregate of 124,750 shares of the Company's Common. Since the Company's stock has had a historically limited “public market”, the fair vale of the stock issued estimated on the date of issuance was determined using the value of $.37 per share or approximately $46,000. The $46,000 has been recorded as interest expense in the accompanying consolidated statement of operations for the year ended September 30, 2006.

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

VSUS TECHNOLOGIES INC.

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

As of September 30, 2006, the Company loaned NetCurrents $100,000. The Company has not issued any shares of its Common Stock to NetCurrents. No shares have been issued to NetCurrents and NetCurrents has not issued shares of its Common Stock to the Company.

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

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Sales were $-0- for the three month period ended September 30, 2006 and for the three month period ended September 30, 2007.

Selling, general and administrative expenses increased from $-0- for the three month period ended September 30, 2006 to $144,000 for the three month period ended September 30, 2007 due to costs associated with the operations of the public company.

Net loss increased to $144,000 for the three month period ended September 30, 2007 from net loss of $-0- for the three month period ended September 30, 2006, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at September 30 2008, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending September 30, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending September 30, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended September 30, 2007

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2007.

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