Form 10-K
period 2007-12-31
VSUS TECHNOLOGIES INC
filed 2010-01-20
CIK 772370

VSUS TECHNOLOGIES INCORPO RATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

___________

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-51274

VSUS TECHNOLOGIES INCORPORATED

 (Name of small business issuer in its charter)

Delaware	43-2033337
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

18565 Soledad Canyon Rd., #153,Canyon Country, CA	91351
(Address of principal executive offices)	(Zip Code)

(310) 309-9080

Issuer's telephone number

902 Clint Moore Road, Suite 138, Boca Raton, Florida 33487

(Former Name and Former Address, if Changed since Last Report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     . Yes  X. No

F-1

The issuer had no revenues for its most recent fiscal year.

As of January 5, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of such common equity on the OTC Bulletin Board, and was approximately $6,566,702. There are approximately 6,566,702 shares of Common Stock of the issuer not held by affiliates.

As of January 5, 2010, the number of shares of the issuer’s Common Stock outstanding was 6,566,702.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Issuer Format (check one):      . Yes  X .No

ANNUAL REPORT ON FORM 10-K

OF VSUS TECHNOLOGIES INCORPORATED

TABLE OF CONTENTS

Page
Cautionary Notice Regarding Forward-Looking Statements	4
PART I	4
Item 1. Description of Business	15
Item 2. Description of Property	15
Item 3. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders	16
PART II	20
Item 5. Market for Common Equity and Related Stockholder Matters	16
Item 6. Management’s Discussion and Analysis or Plan of Operation	17
Item 7. Financial Statements	20
Contents	F-1
Consolidated Balance Sheets (unaudited)	F-2
Consolidated Statement of Operations (unaudited)	F-3
Consolidated Statements of Changes in Shareholders’ Deficiency (unaudited)	F-4
Consolidated Statements of Cash Flows (unaudited).	F-6
Notes to the Consolidated Financial Statements.	F-7
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	21
Item 8A. Controls and Procedures	21
Item 8B. Other Information	21
PART III	21
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of Exchange Act	21
Item 10. Executive Compensation	23
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Item 12. Certain Relationships and Related Transactions	25
Item 13. Exhibits	26
Item 14. Principal Accountant Fees and Services	26
Signatures	27

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

PART I

Item 1. Description of Business.

Business Overview

VSUS Technologies, Inc. (“VSUT”) is a next generation Intranet system. Its state of the art communication platform enhances traditional e-mail, document storage and instant messaging applications by delivering them via a secure network to end users either at their desktops, to their fax machines, or on the road, to their mobile phone or other wireless device by Short Message Service (SMS) or Multimedia Messaging Service (MMS). VSUS Technologies specializes in internet social working sites, where members of certain social networks can cross pollinate with other current social network sites. Recently the company has been entertaining many prospective busines’s, and plans to expand in the near future. VSUS Technologies, Inc.’s proprietary system also provides a means for advertisers to reach their coveted demographics. This occurs by insertion of banner, and other advertisements, in the information distributed. In a win-win situation, users get useful and relevant information and advertisers deliver their message to their target audience.

As the Internet Social Networks continue to grow, we expect to break into this great field and expand our business and our technology. We have signed an LOI with the company ZenZuu, an up and coming social site. We plan on furthering our hunt for the absolute right fit into our business plan, and expanding our business model.

Our Corporate History

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

Overview

Following its merger with 1stAlerts, Inc., described elsewhere in this report, VSUS Technologies Incorporated (“the Company”) is a next generation Intranet system. Its state of the art communication platform enhances traditional e-mail, document storage and instant messaging applications by delivering them via a secure network to end users either at their desktops, to their fax machines, or on the road, to their mobile phone or other wireless device by Short Message Service (SMS) or Multimedia Messaging Service (MMS). The Company integrates unparalleled information technologies to provide its users with real-time alerts on weather and stocks, as well as breaking news from the world’s leading news services.

In addition, The Company provides a platform for companies to share documents, presentations, press releases, and critical information with their clients, employees and shareholders, in a completely secure environment. This allows vital information to be disseminated to the people who need it most, in a private and efficient manner.

The Company’s proprietary system also provides a means for advertisers to reach their coveted demographics. This occurs by insertion of banner, and other advertisements, in the information distributed through The Company’s combination of “push” and “pull” technologies. In a win-win situation, users get useful and relevant information and advertisers deliver their message to their target audience.

Configuring a personal computer (PC), or other device, to receive information via The Company’s system is relatively easy, requiring a user to simply download and install The Company’s proprietary software from its Website. Then, the information just shows up.

Through the various packages it offers, utilizing its proprietary technology, The Company enables end users to securely receive and send desired information, companies to communicate efficiently within their virtual communities, and advertisers to effectively target potential customers.

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

Recognizing the necessity for a system to effectively get useful and relevant information from anxious providers, to willing receivers, The Company developed its proprietary network.

Products and Services

VSUS Technologies, Inc. (“VSUT”) is a next generation Intranet system. Its state of the art communication platform enhances traditional e-mail, document storage and instant messaging applications by delivering them via a secure network to end users either at their desktops, to their fax machines, or on the road, to their mobile phone or other wireless device by Short Message Service (SMS) or Multimedia Messaging Service (MMS). VSUS Technologies specializes in internet social working sites, where members of certain social networks can cross pollinate with other current social network sites. Recently the company has been entertaining many prospective business’s, and plans to expand in the near future. VSUS Technologies, Inc.’s proprietary system also provides a means for advertisers to reach their coveted demographics. This occurs by insertion of banner, and other advertisements, in the information distributed. In a win-win situation, users get useful and relevant information and advertisers deliver their message to their target audience.

As the Internet Social Networks continue to grow, we expect to break into this great field and expand our business and our technology. We have signed an LOI with the company ZenZuu, an up and coming social site. We plan on furthering our hunt for the absolute right fit into our business plan, and expanding our business model.

Through the first half of 2005, The Company developed and attempted to market two basic software applications, as follows:

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

Sales and Marketing Strategy

Currently, The Company’s products are being sold through the following methods:

•

Direct sales;

•

Sales through resellers promoting the The Company brand; and

•

Virally through its secure Website.

In the future, The Company plans to increase its direct marketing and sales efforts and enter into key relationships with sub-licensees, to continue to expand our reach.

Government Regulation

On December 16, 2003, President Bush signed into law the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act), which establishes a framework of administrative, civil, and criminal tools to help America’s consumers, businesses, and families combat unsolicited commercial e-mail, known as “spam.” The new law is a pro-consumer measure that allows consumers to choose to stop further unsolicited spam from a sender. If The Company were deemed to be distributing “spam,” we would have to curtail our operations accordingly, which could materially adversely affect our results of operations. For more information please see “Risk Factors- Additional Governmental Regulation and Legal Uncertainties .”

Other than as set forth above, The Company is not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. As a result, permits or licenses may be required from federal, state or local governmental authorities to operate or to sell certain products on the Internet. No assurances can be given that such permits or licenses will be obtainable. In addition, The Company may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. The application of any of these laws or regulations to The Company’s business may have a material adverse effect on its business, financial condition and results of operations (See “Risk Factors - Additional Governmental Regulation and Legal Uncertainties.”

Intellectual Property Protection

The Company relies on common law and statutory protection of trade secrets, in addition to confidentiality agreements to protect its intellectual property. In addition, The Company believes, but cannot assure, that its technology and its implementation may be patentable.

The Company cannot assure that it will be able to obtain or to maintain the foregoing intellectual property protection. It also cannot assure that its technology does not infringe upon the intellectual property rights of others. In the event that The Company is unable to obtain the foregoing protection or its technology infringes intellectual property rights of others, its business and results of operations could b e materially and adversely affected. For more information please see “Risk Factors―We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs.”

Employees

The Company’s team currently consists of three (3) employees and several independent contractors. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

Research and Development

We spent approximately the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2006	2007
$1,483,000	$-0-

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

In 2003-2007, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. We may require additional working capital to proceed with our long-term business plan. For a discussion of our capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” If we are unable to raise additional financing should it become necessary to do so, we may be unable to grow or to implement our long-term business plan and, in fact, we may be forced to limit or curtail our future operations.

Our auditor has raised doubt about our ability to continue as a going concern

In conjunction with their 2007 year-end audit, our independent accountants have issued an audit opinion with respect to our 2005 consolidated financial statements, which includes an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot be certain that our business plans will be successful or which actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

Permits or licenses may be required from federal, state or local governmental authorities to operate or to sell certain products on the Internet. No assurances can be given that such permits or licenses will be obtainable. We may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. No assurance can be made that The Company will be able to comply with such legislation or statutes.

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

As of the date hereof, we had outstanding 6,566,702 shares of Common Stock of which approximately a large number are shares are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of certain shares of our issued and outstanding Common Stock. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of our Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and operations offices are located in Canyon Country, California. The Company shares office space with other related parties.

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

There has been no communication regarding the above lawsuits within the last 12 months.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the year ended December 31, 2007, and subsequent periods through the date hereof, no matters were submitted to a vote of our stockholders, whether through the solicitation of proxies or otherwise.

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

2006	High	Low
First Quarter	$0.41	$0.16
Second Quarter	.19	.02
Third Quarter	.06	.01
Fourth Quarter	.05	.006

2007	High	Low
First Quarter	$0.01	$0.16
Second Quarter	.003	.002
Third Quarter	.003	.0008
Fourth Quarter	.0005	.0002

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

Recent Sales of Unregistered Securities

We issued unregistered securities, as follows:

Consulting Agreement with Comsite Holdings, Inc.

In October 2005, we entered into a consulting agreement with Comsite Holdings, Inc., pursuant to which Comsite Holdings, Inc. (“Comsite”) shall provide strategic consulting services to our company, through October 2007. As consideration for the consulting services to be provided to our company by Comsite, we issued Comsite stock options to purchase 3,400,000 shares of our Common Stock, at an exercise price of $0.01 per share (the "Comsite Options"). The market value of the shares underlying the Comsite Options was $0.07 per share, or an aggregate of $238,500. The $238,500 has been recorded as deferred compensation and is being amortized over the period of service of two years. As of December 31, 2006, all of the Comsite Options have been exercised.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated there under, as a transaction by an issuer not involving a public offering.

Consulting Agreement with Richard Wachter

In October 2005, we entered into a consulting agreement with Richard Wachter (“Wachter”), pursuant to which Wachter shall provide strategic consulting services to our company, through October 2006. As consideration for the consulting services to be provided to our company by Wachter, we issued Wachter stock options to purchase 1,000,000 shares of our Common Stock, at an exercise price of $0.01 per share (the "Wachter Options"). The market value of the shares underlying the Wachter Options was $0.06 per share, or an aggregate of $60,000. The $60,000 has been recorded as deferred compensation and is being amortized over the period of service of one year. As of December 31, 2006, all the Wachter Options have been exercised.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated there under, as a transaction by an issuer not involving a public offering.

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

We are a development stage enterprise. To date we have incurred significant losses from operations and, at December 31, 2006, had an accumulated deficit of $11,000,000. At December 31, 2006, we had $2,000 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Year Ended December 31, 2007) Compared to the Year Ended December 31, 2006

Revenue: Revenue was $-0- in the year ended December 31, 2007, as compared to -0- in the year ended December 31, 2006.

General and Administrative Expenses: Selling, general and administrative expenses increased from $-0- for the year ended December 31, 2006 to $148,000 for year ended December 31, 2007 due to costs associated with the operations of the public company.

Net loss increased to $148,000 for the year ended December 31, 2007 from net loss of $-0- for the year ended December 31, 2006, due to the above analysis of Income and Expenses.

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

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements.

Financial Statements for the years ended December 31, 2006 and 2007 (see pages F-1 through F-32, hereof)

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 (UNAUDITED)

VSUS TECHNOLOGIES, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS)

(except share data)

December 31,
2007

ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$2
Other receivables	29
31
Property and equipment, net	150
Other assets	75
$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES
Convertible debentures	$215
Related parties	126
Promissory notes	1,165
1,506
LONG-TERM LIABILITIES
Related Party	328
Convertible debenture	3,400
Total liabilities	5,234

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
-
Common Stock $0.001 par value (Authorized-100,000,000 shares issued and outstanding- 18,566,702 at December 31, 2007)	240
Additional paid-in-capital	18,369
Deferred stock based compensation	(1,898)
Accumulated deficit	(21,689)
(4,974)
$256

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

	FOR THE YEAR ENDED
	DECEMBER 31,
	2006	2007
	(UNAUDITED)

Revenue	$-	$-

Cost of revenues	-	148

Gross profit	-	(148)

Research and development expense	1,483	-
Sales and marketing	-	-
General and administrative expense	4,232	148
Impairment Charges	8,509	-

Operating loss	(14,224)	(148)

Financing expenses, net	2,769	-
Loss on derivatives	770	-

Net loss	$(17,763)	$(148)

Basic and diluted loss per share	$(0.62)	$(0.00)

Weighted average number of shares outstanding	28,672,100	99,646,272

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	FOR THE YEAR ENDED
	DECEMBER 31,
	2006	2007
	(UNAUDITED)

CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period	$(17,763)	$(148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579	-
Impairment charges	9,044	-
Amortization of deferred stock-based compensation	2,717	-
Losss on derivatives	770	-
Compensatory elements of stock issuances	3,652	-
Amortization of debt discount	592	-
Accrued interest-preferred stock	184	-
Transfer of assets to former officer	45	-
Interest to related party	14	-
Accrued liquidated damages	677	-
Increase in accounts payable and accrued expenses	(1,713)	-
Net cash (used in) operating activities	(1,202)	(148)

CASH FLOWS-INVESTING ACTIVITIES
Cash advance to supplier	(75)	-
Purchase of fixed assets	(22)	-
Net cash provided by (used in) operating activities	(97)	-

CASH FLOWS-FINANCING ACTIVITIES
Short term bank credit	10	-
Proceeds from notes payable	865	-
Exercise of stock options	32	-
Receipt of convertible loan	215	-
Related parties	179	148
Issuance of share capital	-	-
Net cash provided by financing activities	1,301	148

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(0)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	20	2

CASH AND CASH EQUIVALENTS-END OF PERIOD	$0	$2

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

	FOR THE YEAR ENDED DECEMBER 31,
	2006	2007
	(UNAUDITED)

Supplementary disclosure of Cash Flows Information:

Interest paid	$--	$--

Income taxes paid	$--	$--

Non-Cash Investing and Financing Transactions:

Common stock issued for payment of accrued interest	$177	$--

Value assigned to beneficial conversion in connection with the 12% convertible debenture	$154	$--

Value assigned to warrants issued to purchasers of convertible debentures	$61	$--

1stAlerts Merger:

Loan Receivable	$228	$--
Security Deposit	27	--
Property and Equipment	704	--
Acquired Technology	4,522	--
Goodwill	4,522	--
Accrued Liabilities	(628)	--
Notes Payable (less debt discount of $377)	(788)	--
Convertible Notes Payable	(3,400)	--
Common Stock and Warrants Issued	(5,187)	--
	$--	$--

Value assigned to warrants issued to purchasers of convertible debentures	$61	$--

In addition, see Note 3 for details related to the acquisition of 1stAlerts.

The accompanying notes to these financial statements form an integral part thereof.

VSUS TECHNOLOGIES, INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(IN THOUSAND, EXCEPT NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED STOCK COMPENSATION	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT

Balance at January 1, 2006	12,392,896	$12	$1,436	$(51)	$(3,778)	$(2,381)

Value assigned to stock options for services	--	--	5	--	--	5
Value assigned to buy back of shares from former officer	--	--	1,694	(1,694)	--	--
Exercise of stock options	4,102,000	4	19	-	--	23
Common stock issued as consideration for extending the terms of a loan	124,750	--	46	-	--	46
Common stock issued in connection with the merger with 1stAlerts, Inc.	13,000,000	13	4,797	-	--	4,810
Common stock issued as payment of accrued interest	708,263	1	176	-	--	177
Value assigned to warrants in connection with 1stAlerts, Inc. merger	--	--	377	-	--	377
Stock options for services rendered	--		740	-	--	740
Stock options for services rendered	--	--	900	(900)	--	--
Stock issued for consulting services	65,000	--	24	-	--	24
Stock issued for consulting services	10,000,000	10	890	(900)	--	--
Shares returned by former officer and director	(453,000)	--	--	-	--	--
Stock options for services	--	--	771	(771)	--	--
Amortization of deferred compensation	--	--	--	2,716	--	2,716
Exercise of stock options	6,200,000	6	56	-	--	62
Stock options issued for consulting services	3,400,000	3	235	(238)	--	--
Stock options issued for consulting services	1,000,000	1	59	(60)	--	--
Exercise of stock options	3,484,000	3	--	--	--	3
Stock issued for settlement of litigation	384,615	1	114	--	--	115
Net loss-for the year ended December 31, 2007	--	--	--	--	(17,633)	(17,717)

Balance at December 31, 2007	54,408,524	$54	$12,340	$(1,898)	$(21,541)	$(11,045)

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPO RATED

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

The transaction was accounted for using the purchase method of accounting. The results of 1stAlerts for the period April 14, 2005 through December 31, 2006 are included in the consolidated statement of operations for the year ended December 31, 2006.

Following its acquisition of 1stAlerts, the Company shifted its business operations to primarily focus on the 1stAlerts business model. In connection with this change, the Company terminated its business operations in Israel.

GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2005. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the year ended December 31, 2006 and 2007, resulted in a net loss of $17,717,000 and $1,715,000, respectively. In addition the Company (i) was delinquent in paying its payroll taxes at December 31, 2006, (ii) has a working capital deficiency of $10,360,000 and (iii) is in default of its promissory notes (Note 8) and its 12% convertible debentures (Note 9).

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008 and 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the year ended December 31, 2006 and 2007, resulted in a net loss of $17,717,000 and $1,715,000, respectively. In addition the Company (i) was delinquent in paying its payroll taxes at September 30, 2006, (ii) has a working capital deficiency of $10,360,000 and (iii) is in default of its promissory notes (Note 8) and its 12% convertible debentures (Note 9).

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”) , and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

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

FAS 160 provides guidance for the accounting, reporting and disclosure of non controlling interests and requires, among other things, that non controlling interests be recorded as equity in the consolidated financial statements. The adoption of FAS 160 did not affect the Company’s consolidated financial position or consolidated results of operations.

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

The pre-acquisition stockholders of 1stAlerts have been granted the option to purchase up to 95% of the shares of The Company Network, Inc. from the Company under certain circumstances, pursuant to a Call Option Agreement the Company entered into with them.

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to those two loan agreements, the loans, (the “Loan”), are convertible into units of the Company's securities (the “Units”), at a purchase price of $5,000 per Unit (the “Original Purchase Price”). Each Unit will consist of: (i) one share of the Company's Series A Convertible Preferred Stock (the “ Series A Preferred Stock”); (ii) 5,000 Class A arrants; (iii) 5,000 Class B Warrants; and (iv) 5,000 Class C Warrants (the Class A Warrants, Class B Warrants and Class C Warrants are hereinafter sometimes referred to collectively as the “Warrants”).

On November 3, 2004 (the “Closing Date”), the outstanding balance of the Loan of $1,591,334 was converted into 318 Units, at a purchase price of $5,000 per Unit.

Due to the immaterial value of the Warrants as of November 3, 2004, no value was allocated to the Warrants.

The Series A Preferred Stock agreement provides for restrictions and limitations on defined managements actions.

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As consideration for such License, the Company will (i) within one hundred eighty (180) days after the Effective Date, loan to NetCurrents an aggregate of $200,000 (the "Initial Loan Amount"), in such increments as are to be agreed to by the parties; (ii) if requested by NetCurrents, use its best efforts to thereafter loan to NetCurrents an additional $50,000 (the "Additional Loan Amount," and together with the Initial Loan Amount, the "Loan"); (iii) issue to NetCurrents 500,000 shares of its Common Stock; and (iv) pay to NetCurrents, on a quarterly basis, royalties (the "Royalties") equal to fifteen (15%) of the gross revenues the Company receives from he sale, license, or other distribution of the Bundled Applications and/or any Additional Applications (the "Revenues").

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 6, 2009, we engaged Larry O’Donnell, PA as our independent registered public accounting firm. The change was approved by our Board of Directors and was made in order to have access to a firm which had local offices. VSUS had not consulted with Larry O’Donnell, PA during our most recent fiscal year, and the subsequent interim period prior to December 6, 2009, regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements. Nor was written or oral advice provided that would be a factor considered by us in reaching a decision as to accounting, auditing or financial reporting issues

We had no other changes of, or disagreements with, our auditors during the fiscal year ended December 31, 2007, or subsequent periods through the date hereof.

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

Item 8B. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the fourth quarter of 2007, which was not so reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers as of December 31, 2009

The following table sets forth the names of all of our directors and executive officers, as of December 31, 2009:

Name	Age	Positions Held and Tenure
Kyle Gotshalk	34	Director and Chief Executive Officer,
Cherish Adams	33	Director and President

Kyle Gotshalk, 34, was elected on January 2, 2009 to serve as an Officer and a Director and on January 3, 2009 to serve as CEO and Vice President of Commerce Online, Inc. Contemporaneous with Commerce Online Inc., Mr. Gotshalk serves as an Officer and Director of VSUS Technologies, Inc. Beginning February 2005 through January 2009, Mr. Gotshalk was the President of Exit Only, Inc. an internet car sales company. Prior to this Mr. Gotshalk served as President of PSPP Holdings Inc. a credit card processing company, President of Top Flight Consulting LLC, an up and coming consulting firm, and as a Manager and Fitness Director at Sports Center Fitness. Mr. Gotshalk graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. Mr. Gotshalk holds a Real Estate License in California and on May 2006 was awarded the Top Producing Agent award for most sales in first year of Real Estate by his Century 21 office.

Cherish Adams, 33, formerly our CEO, was elected on May 29, 2008 to serve as our President and Director of Commerce Online, Inc. Contemporaneous with Commerce Online Inc., beginning September 2005 through present, Mrs. Adams has served as an Officer and Director of Exit Only, Inc., an internet car sales company. From May of 2001 through February 2005 Mrs. Adams served as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

Former Officer and Director:

Steven Goldberg, Mr. Goldberg was appointed our Chief Financial Officer, and a director of ours, upon consummation of the 1stAlerts Merger, as of April 14, 2005.   Since that time he has also been Chief Financial Officer, and a director, of First Info Network, Inc., our wholly-owned subsidiary. Prior to the 1stAlerts Merger, Mr. Goldberg was the Vice President of 1stAlerts, Inc., a position he held since July 2004. From December 2002, through the time he joined 1stAlerts, Inc., Mr. Goldberg was an independent management consultant. Prior to this, he was Operations Manager/IS Director for Comprehensive Capital Corporation, a broker/dealer, commencing in 1982. Mr. Goldberg does not hold directorships in any other reporting companies.

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

Item 10. Executive Compensation.

Summary Compensation

The following table discloses, for the fiscal years ended December 31, 2006, 2004 and 2003, certain compensation paid to our named executive officers, being (i) our former Chief Executive Officer, and (ii) the President of our former parent, Formula Footwear, Inc., which merged into our company as of June 9, 2004. No other officer of ours earned more than $100,000 in annual compensation during the fiscal year ended December 31, 2004.

Name and Principal Position	Year	Salary and Other Annual Compensation ($)	Long-Term Compensation
Securities Underlying Options/ SARS (#)
Steven Goldberg Chief Financial Officer, Secretary and Director	2005 2004 2003	$ 51,800 $ 0 $ 0	0 0 0
Amiram Ofir (1) Former Chief Executive Officer and Director	2005 2004 2003	$ 0 $ 91,000 $ 96,000 $105,000	0 90,000 1,750,000
Stephen R. Fry (2) Former President and Director of Formula Footwear, Inc., the predecessor filer	2005 2004 2003	$ 0 $ 0 $ 0	0 0 0

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

Option/SAR Grants

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2006 to our named executive officers, being (i) our current Chief Financial Officer, (ii) our former Chief Executive Officer, and (iii) the President of our former parent, Formula Footwear, Inc., which merged into our company as of June 9, 2004.

Name	Number Of Securities Underlying Options/SARS Granted (#)	Percent Of Total Options/ SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date
Steven Goldberg	0	N/A	N/A	N/A
Amiram Ofir (1)	0	N/A	N/A	N/A
Stephen R. Fry	0	N/A	N/A	N/A

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

Option/SAR Exercises and Year-End Option/SAR Values

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exerciseable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/Unexercisable
Steven Goldberg	0	0	0/0	$0.00
Amiram Ofir (1)	0	0	0/0	$0.00
Stephen R. Fry	0	0	0/0	$0.00

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

Long-Term Incentive Awards

We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2006.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management, as of the Date of this Report

The following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock, as well as the share holdings of the current members of management, as of the date hereof:

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Class (2)
Eastern Consulting(3)	12,000,000	22.5%
PDB Irrevocable Trust(4)	8,775,000	17.1
LBDP Irrevocable Trust(4)	3,350,000	6.5
Steven Goldberg	0	0
All Executive Officers and Directors as a Group (1 person)	0	0%

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

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits

Exhibit No.	Exhibit Type
31.1	Certification pursuant to Section 13a-14(a) (3)

32.1	Certification pursuant to Section 1350 (3)

Item 14. Principal Accountant Fees and Services.

The following table sets out fees billed by our principal accountant for audit and related services for each of the previous two fiscal years:

Description of Services	Fees billed for 2006 fiscal year	Fees billed for 2005 fiscal year
Audit Fees	$77,246	$47,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors. All of the above fees were pre-approved by the board of directors.

Audit-related fees were incurred in relation to our quarterly reports on Form 10-QSB and annual reports on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSUS TECHNOLOGIES INCORPORATED

Date: January 15, 2010	By:	/s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer and Director