Form 10-Q
period 2008-03-31
VSUS TECHNOLOGIES INC
filed 2010-02-11
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X .  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

     .  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

____________________

Commission File No. 333-51274

____________________

VSUS TECHNOLOGIES INCORPORATED

(Name of small business issuer in its charter)

Delaware	43-2033337
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	identification No.)

18565 Soledad Canyon Rd., #153,Canyon Country, CA	91351

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  X . No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer      . Accelerated filer      . Non–Accelerated filer      . Small Business Issuer  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2010
Common stock, $0.001 par value	6,566,702

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

 CONDENSED CONSOLIDATED BALANCE SHEETS

March 31,
IN 000'S	2008
(Unaudited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$2
Other receivables	29
31
Property and equipment, net	150
Other assets	75
TOTAL ASSETS	$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES
Convertible debentures	$215
Related parties	126
Promissory notes	1,165
1,506
LONG-TERM LIABILITIES
Related Party	328
Convertible debentures	3,400
Total liabilities	5,234

STOCKHOLDERS' EQUITY
Series A Preferred Stock	-
Warrant and conversion options	140
Common stock	100
Additional paid-in capital	18,369
Deferred stock based compensation	(1,898)
Accumulated deficit	(21,689)
Total Stockholders Equity	(4,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$256

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in 000's	Three months	Three months
	March 31,	March 31,
	2007	2008
	(Unaudited)	(Unaudited)
Revenue	$-

Operating expenses:
Administrative expenses	$97	-

Total operating expenses	97	-

Income (loss) from operations	(97)	-

Income (loss) before income taxes	(97)	-

Provision for income taxes	-	-

Net income (loss)	$(97)	-

Basic and diluted income (loss) per share	(0.00)	(0.00)

Weighted average number of shares outstanding	$54,408,524	98,646,27

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 and 2008

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	March 31, 2007	March 31, 2008

Net Income	$(97)	$-
Adjustments to reconcile net loss to cash used in operating activities

Depreciation	-	-

(Increase) Decrease in:

Increase (Decrease) in:
Related Party	97	-

Net Cash Used In Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease of liabilities from merger	(3,454)	-
Securities issued for merger	3,454	-

Net Cash Used in Investing Activities	-	-

NET DECREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	2	2

CASH AT END OF PERIOD	$2	$2

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of VSUS Technologies Incorporated (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the December 31, 2008 Form 10-K except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Options to purchase Common Stock	2,088,258

Total as of March 31, 2008	2,088,258

(1)

Based on conversion rate of $.25.

Substantial and potential issuances after March 31, 2008:

Stock options issued for services	8,400,000

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

VSUS TECHNOLOGIES, INC.

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

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2007

COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Sales were $-0- for the three month period ended March 31, 2008 and for the three month period ended March 31, 2007.

Selling, general and administrative expenses decreased to $-0- for the three month period ended March 31, 2008 from $97,000 for the three month period ended March 31, 2007 due to costs associated with the operations of the public company.

Net loss decreased from $97,000 for the three month period ended March 31, 2007 to a net loss of $-0- for the three month period ended March 31, 2008, due to the above analysis of Income and Expenses.

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

VSUS TECHNOLOGIES INCORPORATED.

Date: February 8, 2010	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer