Form 10-Q
period 2008-06-30
VSUS TECHNOLOGIES INC
filed 2010-02-11
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X .  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30,
IN 000'S	2008
(Unaudited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$2
Other receivables	29
31
Property and equipment, net	150
Other assets	75
TOTAL ASSETS	$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES
Convertible debentures	$215
Related parties	126
Promissory notes	1,165
1,506
LONG-TERM LIABILITIES	-
Related Party	328
Convertible debentures	3,400
Total liabilities	5,234

STOCKHOLDERS' EQUITY
Series A Preferred Stock
Warrant and conversion options	140
Common stock	100
Additional paid-in capital	18,415
Deferred stock based compensation	(1,898)
Accumulated deficit	(21,689)
Total Stockholders Equity	(4,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$256

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months	Six months	Three months	Three months
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
in 000's
Revenue	$--	$--	$-	$-

Operating expenses:
Administrative expenses	$141	$--	$44	$-

Total operating expenses	141	--	44	-

Income (loss) from operations	(141)	--	(44)	-

Income (loss) before income taxes	(141)	--	(44)	-

Provision for income taxes	-		-	-

Net income (loss)	$(141)	$--	$(44)	$-

Basic and diluted income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	54,408,524	99,646,272	54,408,524	99,646,272

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 and 2008

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	June 30, 2007	June 30, 2008

Net Income	$(141)	$-
Adjustments to reconcile net loss to cash used in operating activities

Depreciation	-	-

(Increase) Decrease in:

Increase (Decrease) in:
Related Party	141	-

Net Cash Used In Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease of liabilities from merger	(3,454)	-
Securities issued for merger	3,454	-

Net Cash Used in Investing Activities	-	-

NET DECREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	2	2

CASH AT END OF PERIOD	$2	$2

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of VSUS Technologies Incorporated (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the December 31, 2007 Form 10-K except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

VSUS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

THREE AND SIX MONTHS ENDED JUNE 30, 2007

COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006

Sales were $-0- for the three and six month period ended June 30, 2008 and for the three and six month period ended June 30, 2007.

Selling, general and administrative expenses decreased to $-0- for the three month period ended June 30, 2008 from $141,000 for the three month period ended June 30, 2007 due to costs associated with the operations of the public company.

Net loss decreased from $141,000 for the six month period ended June 30, 2007 from net loss of $-0- for the three and six month period ended June 30, 2008, due to the above analysis of Income and Expenses.

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

VSUS TECHNOLOGIES INCORPORATED.

Date: February 10, 2010	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer