Form 10-Q
period 2008-09-30
VSUS TECHNOLOGIES INC
filed 2010-02-11
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X .  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months	Nine months	Three months	Three months
	September 30,2007	September 30, 2008	September 30,2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
in 000's

Revenue	$-	$-	$-	$-

Operating expenses:
Administrative expenses	$144	$-	$144	$-

Total operating expenses	144	-	144	-

Income (loss) from operations	(144)	-	(144)	-

Income (loss) before income taxes	(144)	-	(144)	-

Provision for income taxes	-	-	-	-

Net income (loss)	$(144)	$-	$(144)	$-

Basic and diluted income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	65,717,961	99,646,272	65,717,961	99,646,272

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	September 30, 2007	September 30, 2008

Net Income	$(144)	$-
Adjustments to reconcile net loss to cash used in operating activities

Depreciation	-	-

(Increase) Decrease in:

Increase (Decrease) in:
Related Party	144	-

Net Cash Used In Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease of liabilities from merger	(3,454)	-
Securities issued for merger	3,454	-

Net Cash Used in Investing Activities	-	-

NET DECREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	2	2

CASH AT END OF PERIOD	$2	$2

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and cash flows for the three and nine months ended September 30, 2008 and 2007. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.

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

VSUS TECHNOLOGIES, INC.

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

VSUS TECHNOLOGIES, INC.

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

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Sales were $-0- for the three month period ended September 30, 2008 and for the three month period ended September 30, 2007.

Selling, general and administrative expenses decreased to $-0- for the nine month period ended September 30, 2008 from $144,000 for the nine month period ended September 30, 2007 due to costs associated with the operations of the public company.

Net loss decreased from $144,000 for the nine month period ended September 30, 2007 from net loss of $-0- for the nine month period ended September 30, 2008, due to the above analysis of Income and Expenses.

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