Form 10-K
period 2008-12-31
VSUS TECHNOLOGIES INC
filed 2010-02-22
CIK 772370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

___________

FORM 10-K

(Mark One)

 X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     . Yes  X . No

The issuer had no revenues for its most recent fiscal year.

F-1

As of February 8, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of such common equity on the OTC Bulletin Board, and was approximately $6,566,702. There are approximately 6,566,702 shares of Common Stock of the issuer not held by affiliates.

As of February 8, 2010, the number of shares of the issuer’s Common Stock outstanding was 6,566,702.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Issuer Format (check one):     . Yes  X . No

ANNUAL REPORT ON FORM 10-K

OF VSUS TECHNOLOGIES INCORPORATED

TABLE OF CONTENTS

Page
Cautionary Notice Regarding Forward-Looking Statements	4
PART I	4
Item 1. Description of Business	4
Item 2. Description of Property	15
Item 3. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	16
PART II	15
Item 5. Market for Common Equity and Related Stockholder Matters	16
Item 6. Management’s Discussion and Analysis or Plan of Operation	18
Item 7. Financial Statements	20
Contents	F-1
Consolidated Balance Sheets	F-2
Consolidated Statement of Operations	F-3
Consolidated Statements of Changes in Shareholders’ Deficiency	F-4
Consolidated Statements of Cash Flows	F-6
Notes to the Consolidated Financial Statements.	F-7
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	21
Item 8A. Controls and Procedures	21
Item 8B. Other Information	21
PART III	21
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of Exchange Act	21
Item 10. Executive Compensation	23
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 12. Certain Relationships and Related Transactions	25
Item 13. Exhibits	25
Item 14. Principal Accountant Fees and Services	25
Signatures	26

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

Research and Development

We spent approximately the following amounts during the periods mentioned on research and development activities:

Year ended December 31,
2008	2007
$ -0-	$-0-

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

YellowBrix, Inc. refiled in February 2006, and is suing for $200,000, the entire amount due under the contract.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended December 31, 2008, and subsequent periods through the date hereof, no matters were submitted to a vote of our stockholders, whether through the solicitation of proxies or otherwise.

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

2008	High	Low
First Quarter	$0.001	$0.0007
Second Quarter	.002	.00001
Third Quarter	.0001	.00001
Fourth Quarter	.0008	.0001

2007	High	Low
First Quarter	$0.01	$0.16
Second Quarter	.003	.002
Third Quarter	.003	.0008
Fourth Quarter	.0005	.0002

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

We are a development stage enterprise. To date we have incurred significant losses from operations and, at December 31, 2008, had an accumulated deficit of $21,000,000. At December 31, 2008, we had $2,000 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Year Ended December 31, 2008) Compared to the Year Ended December 31, 2008

Revenue: Revenue was $-0- in the year ended December 31, 2007, as compared to -0- in the year ended December 31, 2008.

General and Administrative Expenses: Selling, general and administrative expenses increased from $-0- for the year ended December 31, 2008 to $148,000 for year ended December 31, 2007 due to costs associated with the operations of the public company.

Net loss increased to $148,000 for the year ended December 31, 2007 from net loss of $-0- for the year ended December 31, 2008, due to the above analysis of Income and Expenses.

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

Off-Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS.

Financial Statements for the years ended December 31, 2008 and 2007 (see pages F-1 through F-32, hereof)

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545	2228 South Fraser Street
Fax (303)369-9384	Unit 1
e-mail larryodonnelcpa@msn.com	Aurora, Colorado 80014
www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

VSUS Technologies, Incorporated

Canyon Country, California

I have audited the accompanying consolidated balance sheets of VSUS Technologies, Incorporated and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSUS Technologies, Incorporated and subsidiaries as of December 31, 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $21,689,000 through the period ended December 31, 2008. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Larry O’Donnell, CPA, P.C.

Larry O’Donnell, CPA, P.C.

February 8, 2010

VSUS TECHNOLOGIES, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS)

(except share data)

DECEMBER 31,
2008
(AUDITED)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$2
Other receivables	29
31
Property and equipment, net	150
Other assets	75
$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES
Convertible debentures	$215
Related parties	126
Promissory notes	1,165
1,506
LONG-TERM LIABILITIES
Related Party	328
Convertible debentures	3,400
Total liabilities	5,234

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY
Series A Preferred Stock $.001 par value (318 shares issued and outstanding)	-0-
Series B Preferred Stock$.001 par value (200 shares issued and outstanding)	-0-
Common Stock $0.001 par value (Shares authorized-100,000,000; Shares issued and outstanding- 66,702 at December 31, 2008)	240
Additional paid-in-capital	18,369
Deferred stock based compensation	(1,898)
Accumulated deficit	(21,689)
(4,978)
$256

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

		FOR THE YEAR ENDED
		DECEMBER 31,
		2008	2007
		(AUDITED)
Revenue		$-	$-

Cost of revenues		-	148

Gross profit		-	(148)

Research and development expense		-	-
Sales and marketing		-	-
General and administrative expense		-	148
Impairment Charges		-	-

Operating loss		-	(148)

Financing expenses, net		-	-
Loss on derivatives		-	-

Net loss	$		$(148)

Basic and diluted loss per share	$		$(0.00)

Weighted average number of shares outstanding		99,646,272	99,646,272

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

FOR THE YEAR ENDED
DECEMBER 31,
	2008	2007
CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period	$-	$(148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Impairment charges	-	-
Amortization of deferred stock-based compensation	-	-
Loss on derivatives	-	-
Compensatory elements of stock issuances	-	-
Amortization of debt discount	-	-
Accrued interest-preferred stock	-	-
Transfer of assets to former officer	-	-
Interest to related party	-	-
Accrued liquidated damages	-	-
Increase in accounts payable and accrued expenses	-	-
Net cash (used in) operating activities	-	(148)

CASH FLOWS-INVESTING ACTIVITIES
Cash advance to supplier	-	-
Purchase of fixed assets	-	-
Net cash provided by (used in) operating activities	-	-

CASH FLOWS-FINANCING ACTIVITIES
Short term bank credit	-	-
Proceeds from notes payable	-	-
Exercise of stock options	-	-
Receipt of convertible loan	-	-
Related parties	-	148
Issuance of share capital	-	-
Net cash provided by financing activities	-	148

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(0)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	-	2

CASH AND CASH EQUIVALENTS-END OF PERIOD	$-	$2

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

FOR THE YEAR ENDED DECEMBER 31,
	2008	2007
(AUDITED)
Supplementary disclosure of Cash Flows Information:

Interest paid	$--	$--

Income taxes paid	$--	$--

Non-Cash Investing and Financing Transactions:

Common stock issued for payment of accrued interest	$--	$--

Value assigned to beneficial conversion in connection with the 12% convertible debenture	$--	$--

Value assigned to warrants issued to purchasers of convertible debentures	$--	$--

1stAlerts Merger:

Loan Receivable	$--	$--
Security Deposit	--	--
Property and Equipment	--	--
Acquired Technology	--	--
Goodwill	--	--
Accrued Liabilities	--	--
Notes Payable (less debt discount of $377)	--	--
Convertible Notes Payable	--	--
Common Stock and Warrants Issued	--	--
	$--	$--

Value assigned to warrants issued to purchasers of convertible debentures	$--	$--

In addition, see Note 3 for details related to the acquisition of 1stAlerts.

The accompanying notes to these financial statements form an integral part thereof.

VSUS TECHNOLOGIES, INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(IN THOUSAND, EXCEPT NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	DEFERRED STOCK COMPENSATION	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT

Balance at January 1, 2006	12,392,896	$12	$1,436	$(51)	$(3,778)	$(2,381)

Value assigned to stock options for services	--	--	5	--	--	5
Value assigned to buy back of shares from former officer	--	--	1,694	(1,694)	--	--
Exercise of stock options	4,102,000	4	19	-	--	23
Common stock issued as consideration for extending the terms of a loan	124,750	--	46	-	--	46
Common stock issued in connection with the merger with 1stAlerts, Inc.	13,000,000	13	4,797	-	--	4,810
Common stock issued as payment of accrued interest	708,263	1	176	-	--	177
Value assigned to warrants in connection with 1stAlerts, Inc. merger	--	--	377	-	--	377
Stock options for services rendered	--		740	-	--	740
Stock options for services rendered	--	--	900	(900)	--	--
Stock issued for consulting services	65,000	--	24	-	--	24
Stock issued for consulting services	10,000,000	10	890	(900)	--	--
Shares returned by former officer and director	(453,000)	--	--	-	--	--
Stock options for services	--	--	771	(771)	--	--
Amortization of deferred compensation	--	--	--	2,716	--	2,716
Exercise of stock options	6,200,000	6	56	-	--	62
Stock options issued for consulting services	3,400,000	3	235	(238)	--	--
Stock options issued for consulting services	1,000,000	1	59	(60)	--	--
Exercise of stock options	3,484,000	3	--	--	--	3
Stock issued for settlement of litigation	384,615	1	114	--	--	115
Net loss-for the year ended December 31, 2007	--	--	--	--	(17,633)	(17,717)
Balance at December 31, 2007	54,408,524	$54	$12,340	$(1,898)	$(21,541)	$(11,045)

Balance at December 31, 2008	54,408,524	$54	$12,340	$(1,898)	$(21,541)	$(11,045)

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

GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the year ended December 31, 2008 and 2007, resulted in a net losses. In addition the Company (i) was delinquent in paying its payroll taxes at December 31, 2006, (ii) has a working capital deficiency of $1,200,000 and (iii) is in default of its promissory notes (Note 8) and its 12% convertible debentures (Note 9).

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 (1)Based on conversion rate of $.25.

Substantial and potential issuances after September 30, 2007:

Stock options issued for services 8,400,000

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VSUS TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 6, 2009, we engaged Larry O’Donnell, PA as our independent registered public accounting firm. The change was approved by our Board of Directors and was made in order to have access to a firm which had local offices. VSUS had not consulted with Larry O’Donnell, PA during our most recent fiscal year, and the subsequent interim period prior to December 6, 2009, regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements. Nor was written or oral advice provided that would be a factor considered by us in reaching a decision as to accounting, auditing or financial reporting issues

We had no other changes of, or disagreements with, our auditors during the fiscal year ended December 31, 2008, or subsequent periods through the date hereof.

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

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2008.

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

Name and Principal Position	Year	Salary and Other Annual Compensation ($)	Long-Term Compensation
Securities Underlying Options/ SARS (#)
Kyle Gotshalk Chief Executive Officer and Director	2008 2007	$ 0 $ 0	0 0
Cherish Adams President and Director	2008 2007	$ 0 $ 0	0 0

____________________

(1)

Option/SAR Grants

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2006 to our named executive officers, being (i) our current Chief Financial Officer, (ii) our former Chief Executive Officer, and (iii) the President of our former parent, Formula Footwear, Inc., which merged into our company as of June 9, 2004.

Name	Number Of Securities Underlying Options/SARS Granted (#)	Percent Of Total Options/ SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date
Kyle Gotshalk	0	N/A	N/A	N/A
Cherish Adams	0	N/A	N/A	N/A

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

Option/SAR Exercises and Year-End Option/SAR Values

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exerciseable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/Unexercisable
Kyle Gotshalk	0	0	0/0	$0.00
Cherish Adams	0	0	0/0	$0.00

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

(1) Unless otherwise indicated, the address of all persons is c/o VSUS Technologies Incorporated, 18565 Soledad Canyon Rd., #153, Canyon Country, CA 91351

(2) Percentage of beneficial ownership is based upon the 51,308,523 shares of our Common Stock which is outstanding as of the date hereof, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS

Exhibit No.	Exhibit Type
31.1	Certification pursuant to Section 13a-14(a) (3)

32.1	Certification pursuant to Section 1350 (3)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets out fees billed by our principal accountant for audit and related services for each of the previous two fiscal years:

Description of Services	Fees billed for 2008 fiscal year	Fees billed for 2007 fiscal year
Audit Fees	$12,500	$12,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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
Chief Executive Officer and Director