Form 10-Q
period 2009-03-31
VSUS TECHNOLOGIES INC
filed 2010-04-15
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Large accelerated filer      . Accelerated filer      . Non–Accelerated filer      .  Small Business Issuer  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      .  No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2010
Common stock, $0.001 par value	6,566,702

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2009

ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$2	$2
Other Receivables	29	29
	31	31

Property and equipment, net	150	150
Other Assets	75	75
	$256	$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Convertible debentures	$215	$215
Related parties	126	126
Promissory notes	1,165	1,165
	1,506	1,506

LONG-TERM LIABILITIES
Related Party	328	328
Convertible debenture	3,400	3,400
Total liabilities	5,234	5,234

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock $0.001 par value (Shares authorized-100,000,000;
Shares issued and outstanding- 99,646,272 at March 31, 2009 and December 31, 2008 respectively)	240	240
Additional paid-in-capital	18,369	18,369
Deferred stock based compensation	(1,898)	-
Accumulated deficit	(21,689)	(21,689)
	(4,978)	(4,978)
	$256	$256

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in 000's	Three months	Three months
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses:
Administrative expenses	1	-

Total operating expenses	1	-

Income (loss) from operations	-	-

Income (loss) before income taxes	-	-

Provision for income taxes	-	-

Net income (loss)	$-	$-

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	98,464,272	98,646,272

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 and 2008

(Unaudited)

	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$(1)	$-
Adjustments to reconcile net loss to cash used in operating activities

Depreciation	-	-

(Increase) Decrease in:

Increase (Decrease) in:
Related Party	1	-

Net Cash Used In Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease of liabilities from merger	-	-
Securities issued for merger	-	-

Net Cash Used in Investing Activities	-	-

NET DECREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	2	2

CASH AT END OF PERIOD	$2	$2

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2009. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

NOTE 2 - BUSINESS

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

On April 14, 2005, VSUS Technologies Incorporated acquired 1stAlerts, Inc., a Delaware corporation (“1stAlerts”), a company that develops, markets and sells software applications, when 1stAlerts merged with and into the Company's wholly-owned Delaware subsidiary, First Info Network, Inc., hereinafter referred to as the “1stAlerts Acquisition”. At the time of the 1stAlerts Acquisition, among other things: (i) the Company exchanged 13,000,000 shares of its Common Stock, and 200 shares of its Series B Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, (ii) the Company issued 1,861,841 of its Class A Warrants in exchange for warrants to purchase shares of Common Stock of 1stAlerts, (iii) the Company assumed $4,565,000 of promissory and convertible notes from 1stAlerts, and (iv) certain officers and directors of 1stAlerts became officers and directors of the Company. The 200 shares of series B Participating Preferred Stock, the 1.861,841 Class A Warrants which were never registered and a portion of the Convertible Notes were cancelled as a part of the June 24, 2009 Rescission Agreement with 1st Alerts. The Company returned all of the Capitol stock of 1st Alerts as part of the 2009 Rescission Agreement. No remaining 1st Alerts Officers and Directors currently serve as Officers or Directors of the Company.

Each of the 1,861,841 Class A Warrants the Company issued in connection with the 1stAlerts Acquisition have a term of a term of two years from the effective date of a registration statement the Company's obligated to file to register, among other of its securities, the shares of the Company's Common Stock underlying these warrants, and an exercise price of $0.19. The class A Warrants and the registration obligation of the company have been negated and cancelled pursuant to the 2009 Rescission Agreement.

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

BASIS OF PRESENTATION

1st Alerts Agreements have all been Rescinded

1.

1st agrees that as consideration for the execution of this Rescission Agreement, it shall: (a) relinquish and forever waive any ownership claim or right to the 13,000,000 shares of VSUT common stock issued to the shareholders of 1st, or their designees pursuant to the terms of the Acquisition Agreement; including 200 shares of participating preferred shares issued subsequent to the Acquisition Agreement, and (b) to delivered forthwith to VSUT said shares, medallion guaranteed, with a notarized third party release, and notarized corporate resolution from 1st.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the quarters ended March 31, 2009 and 2008.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended March 31, 2009 and 2008 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended March 31, 2008 and 2009, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008 and 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the quarter ended March 31, 2008 and 2009, resulted in a net loss of $2,000 and the Company has incurred an accumulated deficit of approximately $21,689,000 through the period ended March 31, 2009.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the quarter ended March 31, 2008 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Convertible Debt	4,857,143
Total as of March 31, 2009	4,857,143

(1)

Based on conversion rate of .70% of bid price.

Substantial and potential issuances after March 31, 2009:

NOTE 7 - ACQUISITION

On April 14, 2005, the Company consummated the acquisition of all of the issued and outstanding shares of Common Stock of 1stAlerts. At the time of the acquisition, among other things: (i) the Company exchanged 13,000,000 shares of its Common Stock, and 200 shares of its Series B Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, (ii) the Company issued 1,861,841 of its Class A Warrants in exchange for warrants to purchase shares of Common Stock of 1stAlerts, (iii) the Company assumed $4,565,000 of promissory and convertible notes from 1stAlerts, and (iv) certain officers and directors of 1stAlerts became officers and directors of the Company. The 200 shares of series B Participating Preferred Stock, the 1.861,841 Class A Warrants which were never registered and a portion of the Convertible Notes were cancelled as a part of the June 24, 2009 Rescission Agreement with 1st Alerts. The Company returned all of the Capitol stock of 1st Alerts as part of the 2009 Rescission Agreement. No remaining 1st Alerts Officers and Directors currently serve as Officers or Directors of the Company.

Each of the 1,861,841 Class A Warrants the Company issued in connection with the 1stAlerts Acquisition have a term of a term of two years from the effective date of a registration statement the Company's obligated to file to register, among other of its securities, the shares of the Company's Common Stock underlying these warrants, and an exercise price of $0.19. The class A Warrants and the registration obligation of the company have been negated and cancelled pursuant to the 2009 Rescission Agreement.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 consisted of the following (in thousands):

Computer hardware	$349
-
$-
Less: Accumulated depreciation	199
$150

NOTE 9 - CONVERTIBLE LOAN AND SERIES A CONVERTIBLE PREFERRED STOCK

The note and warrants described was rescinded on June 24, 2009.

NOTE 10 - CONVERTIBLE DEBENTURES

FORMER SHAREHOLDERS OF 1ST ALERTS

Pursuant to the 1stAlerts Acquisition, First Info Network, Inc. assumed the promissory notes in the aggregate principal amount of $3,400,000 which 1stAlerts had issued to two of the pre-acquisition 1stAlerts stockholders (the “Notes”). The Notes bear interest at the rate of one percentage point per annum above the prime rate and is due September 30, 2009, new due date is September 30, 2011. Pursuant to the Notes, concurrently with any public sale, spin-off or other similar disposition of the shares of First Info Network, Inc., the Notes are convertible into shares of Common Stock of First Info Network, Inc at 70% of the “Market Price” (as determined at the time of such transaction). As security for the repayment of the Notes, the Company pledged all of the Company's shares of First Info Network, Inc. No value has been currently assigned to this contingent beneficial conversion feature.

NOTE 11- SHAREHOLDERS' EQUITY

STOCK OPTION GRANTS AND EXERCISES

None

PREFERRED STOCK

Preferred stock has been returned to treasury with rescission agreement.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2009

COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Sales were $-0- for the three month period ended March 31, 2008 and for the three month period ended March 31, 2009.

Selling, general and administrative expenses increased from $-0- for the three month period ended March 31, 2008 to $1,000 for the three month period ended March 31, 2009 due to costs associated with the operations of the public company.

Net loss increased from $-0- for the three month period ended March 31, 2008 to a net loss of $-1,000 for the three month period ended March 31, 2009, due to the above analysis of Income and Expenses.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended March 31, 2009

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

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

VSUS TECHNOLOGIES INCORPORATED.

Date: April 15, 2010	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer