Form 10-Q
period 2009-06-30
VSUS TECHNOLOGIES INC
filed 2010-04-15
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

 CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2009

ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$2	$2
Other Receivables	29	29
	31	31

Property and equipment, net	150	150
Other Assets	75	75
	$256	$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Convertible debentures	$215	$--
Related parties	126	--
Promissory notes	1,165	--
	1,506	--

LONG-TERM LIABILITIES
Related Party	328	328
Convertible debenture	1,000	1,000
Total liabilities	1,328	1,328

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock $0.001 par value (Shares authorized-100,000,000;
Shares issued and outstanding- 6,566,702 at June 30, 2009)	240	67
Additional paid-in-capital	20,845	22,450
Deferred stock based compensation	(1,898)	(1,898)
Accumulated deficit	(21,689)	(21,691)
	(2,502)	(1,072)
	$256	$256

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in 000's	Six months	Six months	Three months	Three months
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$-	$-

Operating expenses:
Administrative expenses	1	--	--	-

Total operating expenses	--	--	--	-

Income (loss) from operations	1	--	--	-

Income (loss) before income taxes	1	--	--	-

Provision for income taxes	-	-	-	-

Net income (loss)	$1	$--	$--	$-

Basic and diluted income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	6,566,702	99,646,272	6,566,702	99,646,272

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENEDED JUNE 30, 2009 and 2008

(Unaudited)

	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$(1)	$-
Adjustments to reconcile net loss to cash used in operating activities

Depreciation	-	-

(Increase) Decrease in:

Increase (Decrease) in:
Related Party	1	-

Net Cash Used In Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease of liabilities from merger		-
Securities issued for merger	-	-

Net Cash Used in Investing Activities	-	-

NET DECREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	2	2

CASH AT END OF PERIOD	$2	$2

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

The unaudited condensed consolidated financial statements for the three months ended June 30, 2008 and 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and cash flows for the six months ended June 30, 2008 and 2009. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The financial statements for the six months ending June 30, 2009, are adjusted for the Rescission Agreement with 1st Alerts dated June 24, 2009. The resulting financial statements result in a reduction in promissory notes and other liabilities

NOTE 2 - BUSINESS

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the quarters ended June 30, 2009 and 2008.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended June 30, 2009 and 2008 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended June 30, 2008 and 2009, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008 and 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the quarter ended June 30, 2008 and 2009, resulted in a net loss of $2,000 and the Company has incurred an accumulated deficit of approximately $21,689,000 through the period ended June 30, 2009.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the quarter ended June 30, 2008 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Convertible Debt	1,328,571
Total as of June 30, 2009	1,328,571

(1)

Based on conversion rate of .70% of bid price.

Substantial and potential issuances after June 30, 2009:

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

Property and equipment at June 30, 2009 consisted of the following (in thousands):

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

Interest and principal was amended and forgiven as part of the 2009 1stAlerts Rescission agreement.

The amended promissory note amount or total is now $1,328,571 due to the 2009 1stAlerts Rescission agreement.

NOTE 11- SHAREHOLDERS' EQUITY

STOCK OPTION GRANTS AND EXERCISES

None

PREFERRED STOCK

Preferred stock has been returned to treasury with rescission agreement.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

THREE AND SIX MONTHS ENDED JUNE 30, 2009

COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2008

Sales were $-0- for the three and six month period ended June 30, 2008 and for the three and six month period ended June 30, 2009.

Selling, general and administrative expenses decreased to $-0- for the three month period ended June 30, 2008 from $-0- for the three month period ended June 30, 2009 due to costs associated with the operations of the public company.

Net loss increased from $-0- for the six month period ended June 30, 2008 from net loss of $1,000 for the three and six month period ended June 30, 2009, due to the above analysis of Income and Expenses.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending June 30, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending June 30, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended June 30, 2009

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

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