Form 10-K
period 2009-12-31
VSUS TECHNOLOGIES INC
filed 2010-04-15
CIK 772370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

___________

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(310) 309-9080

Issuer's telephone number

____________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .     .Yes  X . No

The issuer had no revenues for its most recent fiscal year.

As of March 24, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of such common equity on the OTC Bulletin Board, and was approximately $6,566,702. There are approximately 56,000 shares of Common Stock of the issuer not held by affiliates.

As of March 24, 2010, the number of shares of the issuer’s Common Stock outstanding was 6,566,702.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Issuer Format (check one):      .Yes  X .No

ANNUAL REPORT ON FORM 10-K

OF VSUS TECHNOLOGIES INCORPORATED

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

1st Alerts Agreements have all been Rescinded

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

Overview

1st Alerts Agreements have all been Rescinded

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

Through the various packages it offers, utilizing its proprietary technology, The Company enables end users to securely receive and send desired information, companies to communicate efficiently within their virtual communities, and advertisers to effectively target potential customers. The Company entering into and contemplating entering into agreements, and/or acquiring mobile to mobile technology, mobile payment platforms, and data transmission via handheld devices.

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

Employees

The Company’s team currently consists of three (2) employees and several independent contractors. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

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

Our auditor has raised doubt about our ability to continue as a going concern

In conjunction with their 2009 year-end audit, our independent accountants have issued an audit opinion with respect to our 2009 consolidated financial statements, which includes an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot be certain that our business plans will be successful or which actions may become necessary to preserve our business. Any inability to raise capital may require us to reduce operations or could cause our business to fail.

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

Our Common Stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “VSUT.” Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market, which could make our efforts to raise capital more difficult. In addition, the firms that make a market for our Common Stock could discontinue that role. OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the year ended December 31, 2009, and subsequent periods through the date hereof, no matters were submitted to a vote of our stockholders, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”). Our trading symbol is “VSUT.”

Until the first quarter of 2005, there was no “public market” for our shares of Common Stock. For the periods indicated, the following table presents the range of high and low bid prices for the common stock as reported by the OTC Bulletin Board during the quarter being reported.

2008	High	Low
First Quarter	$0.001	$0.0007
Second Quarter	.002	.00001
Third Quarter	.0001	.00001
Fourth Quarter	.0008	.0001

2009	High	Low
First Quarter	$.591	$0.004
Second Quarter	.015	.015
Third Quarter	.015	.015
Fourth Quarter	.015	.015

Holders

As of the date hereof, the aggregate number of shares of our Common Stock outstanding is 6,566,702, held of record by approximately 247 registered holders.

Dividends

We have not declared any cash dividends with respect to our Common Stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty.

Under our restated certificate of incorporation, our board of directors, without further action by our stockholders, is authorized to issue up to 20,000,000 shares of preferred stock, in one or more series. The board of directors may designate the preferred shares as to series, preferences, limitations and other provisions as the board of directors may designate from time to time. Of our 20,000,000 authorized shares of preferred stock, (i) 1,000 shares have been designated as Series A Convertible Preferred Stock, of which none are currently issued and outstanding, (ii) 1,000 have been designated as Series B Participating Preferred Stock, of which none are currently issued and outstanding, and (iii) 1,150 have been designated as Series C Convertible Preferred Stock, none of which are currently issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation.

None.

Recent Sales of Unregistered Securities

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

Overview

1st Alerts Agreements have all been Rescinded

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

We are a development stage enterprise. To date we have incurred significant losses from operations and, at December 31, 2009, had an accumulated deficit of $21,000,000. At December 31, 2008, we had $2,000 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

Revenue: Revenue was $-0- in the year ended December 31, 2009, as compared to -0- in the year ended December 31, 2008.

General and Administrative Expenses: Selling, general and administrative expenses increased from $-0- for the year ended December 31, 2008 to $148,000 for year ended December 31, 2009 due to costs associated with the operations of the public company.

Net loss increased to $148,000 for the year ended December 31, 2009 from net loss of $-0- for the year ended December 31, 2008, due to the above analysis of Income and Expenses.

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

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements.

Financial Statements for the years ended December 31, 2008 and 2009 (see pages F-1 through F-32, hereof)

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 and 2009

Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545

2228 South Fraser Street

Fax (303)369-9384

Unit 1

e-mail larryodonnelcpa@msn.com

Aurora, Colorado 80014

www.larryodonnellcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

VSUS Technologies, Incorporated

Canyon Country, California

I have audited the accompanying consolidated balance sheets of VSUS Technologies, Incorporated and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSUS Technologies, Incorporated and subsidiaries as of December 31, 2009, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $21,689,000 through the period ended December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Larry O’Donnell, CPA, P.C.

Larry O’Donnell, CPA, P.C.

March 25, 2010

VSUS TECHNOLOGIES, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS)

(except share data)

	December 31,	December 31,
	2008	2009

ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$2	$2
Other Receivables	29	29
	31	31

Property and equipment, net	150	150
Other Assets	75	75
	$256	$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Convertible debentures	$215	$-
Related parties	126	-
Promissory notes	1,165	-
	1,506	-

LONG-TERM LIABILITIES
Related Party	328	328
Convertible debenture	1,000	1,000
Total liabilities	1,328	1,328

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock $0.001 par value (Shares authorized-100,000,000; Shares issued and outstanding- 6,566,702 at December 31, 2009)	240	67
Additional paid-in-capital	20,845	22,450
Deferred stock based compensation	(1,898)	(1,898)
Accumulated deficit	(21,689)	(21,691)
	(2,502)	(1,072)
	$256	$256

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2008	2009

Revenue	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Research and development expense	-	-
Sales and marketing	-	-
General and administrative expense	-	2
Impairment Charges	-	-

Operating loss	-	(2)

Financing expenses, net	-	-
Loss on derivatives	-	-

Net loss	$-	$(2)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	99,646,272	6,566,702

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

FOR THE YEARS ENDED
DECEMBER 31,
	2008	2009

CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period	$-	$(2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Impairment charges	-	-
Amortization of deferred stock-based compensation	-	-
Loss on derivatives	-	-
Compensatory elements of stock issuances	-	-
Amortization of debt discount	-	-
Accrued interest-preferred stock	-	-
Transfer of assets to former officer	-	-
Interest to related party	-	-
Accrued liquidated damages	-	-
Increase in accounts payable and accrued expenses	-	-
Net cash (used in) operating activities	-	(2)

CASH FLOWS-INVESTING ACTIVITIES
Cash advance to supplier	-	-
Purchase of fixed assets	-	-
Net cash provided by (used in) operating activities	-	-

CASH FLOWS-FINANCING ACTIVITIES
Short term bank credit	-	-
Proceeds from notes payable	-	-
Exercise of stock options	-	-
Receipt of convertible loan	-	-
Related parties	-	2
Issuance of share capital	-	-
Net cash provided by financing activities	-	2
-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	-	2

CASH AND CASH EQUIVALENTS-END OF PERIOD	$-	$2

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

FOR THE YEARS ENDED DECEMBER 31,
	2008	2009

Supplementary disclosure of Cash Flows Information:

Interest paid	$--	$--

Income taxes paid	$--	$--

Non-Cash Investing and Financing Transactions:

Common stock issued for payment of accrued interest	$--	$--

Value assigned to beneficial conversion in connection with the 12% convertible debenture	$--	$--

Value assigned to warrants issued to purchasers of convertible debentures	$--	$--

1stAlerts Merger:

Loan Receivable	$--	$--
Security Deposit	--	--
Property and Equipment	--	--
Acquired Technology	--	--
Goodwill	--	--
Accrued Liabilities	--	--
Notes Payable (less debt discount of $377)	--	--
Convertible Notes Payable	--	--
Common Stock and Warrants Issued	--	--
	$--	$--

Value assigned to warrants issued to purchasers of convertible debentures	$--	$--

In addition, see Note 3 for details related to the acquisition of 1stAlerts.

The accompanying notes to these financial statements form an integral part thereof.

VSUS TECHNOLOGIES, INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT

Balance at December 31, 2007	99,646,272	$99	$18,369	$(21,541)	$(4,978)

Balance at December 31, 2008	99,646,272	99	18,369	(21,689)	(4,978)
Stock Split	(99,579,570)	(97)	18,369	-	-
Stock Issued for Reverse Merger and Rescission	6,500,000	65	76	-	-
Net Loss for Year ended December 31, 2009	-	-	-	(2)	(2)
Balance at December 31, 2009	6,566,702	$67	$18,542	$(21,691)	$(4,980)

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2009 and 2008.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2009 and 2008 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended December 31, 2008 and 2009, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2008 and 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the year ended December 31, 2008 and 2009, resulted in a net loss of $2,000 and the Company has incurred an accumulated deficit of approximately $21,689,000 through the period ended December 31, 2009.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the year ended December 31, 2008 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Convertible Debt	1,328,571
Total as of December 31, 2009	1,328,571

(1)

Based on conversion rate of 70% of bid price.

Substantial and potential issuances after December 31, 2009:

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

Property and equipment at December 30, 2009 consisted of the following (in thousands):

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

On December 6, 2009, we engaged Larry O’Donnell, PA as our independent registered public accounting firm. The change was approved by our Board of Directors and was made in order to have access to a firm which had local offices. VSUS had not consulted with Larry O’Donnell, PA during our most recent fiscal year, and the subsequent interim period prior to December 6, 2009, regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements. Nor was written or oral advice provided that would be a factor considered by us in reaching a decision as to accounting, auditing or financial reporting issues

We had no other changes of, or disagreements with, our auditors during the fiscal year ended December 31, 2009, or subsequent periods through the date hereof.

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

Item 8B. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the fourth quarter of 2009, which was not so reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers as of December 31, 2009

The following table sets forth the names of all of our directors and executive officers, as of December 31, 2009:

Name	Age	Positions Held and Tenure
Kyle Gotshalk	34	Director and President,
Cherish Adams	33	Director and Secretary/Treasurer
Steven Goldberg		Director

Kyle Gotshalk, 34, was elected on January 2, 2009 to serve as an Officer and a Director and on January 3, 2009 to serve as CEO and Vice President of  Cannabis Medical Solutions, Inc. Contemporaneous with Cannabis Medical Solutions, Inc., Mr. Gotshalk serves as an Officer and Director of VSUS Technologies, Inc. Beginning February 2005 through January 2009, Mr. Gotshalk was the President of Exit Only, Inc. an internet car sales company. Prior to this Mr. Gotshalk served as President of PSPP Holdings Inc. a credit card processing company, President of Top Flight Consulting LLC, an up and coming consulting firm, and as a Manager and Fitness Director at Sports Center Fitness. Mr. Gotshalk graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. Mr. Gotshalk holds a Real Estate License in California and on May 2006 was awarded the Top Producing Agent award for most sales in first year of Real Estate by his Century 21 office.

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

Steven Goldberg was the Vice President of 1st Alerts, Inc. a position he held since 2004.

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

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2009.

Code of Ethics

We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

Item 10. Executive Compensation.

Summary Compensation

The following table discloses, for the fiscal years ended December 31, 2008, 2009, certain compensation paid to our named executive officers, being

Name and Principal Position	Year	Salary and Other Annual Compensation ($)	Long-Term Compensation
Securities Underlying Options/SARS (#)
Kyle Gotshalk President and Director	2008 2009	$ 0 $ 0	0 0
Cherish Adams Sec/Treas and Director	2008 2009	$ 0 $ 0	0 0

Option/SAR Grants

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2009 to our named executive officers.

Name	Number Of Securities Underlying Options/SARS Granted (#)	Percent Of Total Options/ SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date
Kyle Gotshalk	0	N/A	N/A	N/A
Cherish Adams	0	N/A	N/A	N/A

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

Long-Term Incentive Awards

We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2009.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Kyle Gotshalk and Cherish Adams both have employment agreements with the company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management, as of the Date of this Report

The following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock, as well as the share holdings of the current members of management, as of the date hereof:

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Class (2)
Kyle Gotshalk	2,500,000	38%
Cherish Adams	1,500,000	22%
Patrick Oloughlin	1,000,000	15%
Jennifer Manganiello	1,500,000	22%
All Executive Officers and Directors as a Group (1 person)	6,500,000	97%

____________________

* Represents less than 1% of our outstanding Common Stock.

(1)

Unless otherwise indicated, the address of all persons is c/o VSUS Technologies Incorporated, 18565 Soledad Canyon Rd., #153,Canyon Country, CA 91351

(2)

Percentage of beneficial ownership is based upon the 6,566,702 shares of our Common Stock which is outstanding as of the date hereof, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

Changes in Control

To the knowledge of our management, there are no present arrangements or pledges of our securities which may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits

Exhibit No.	Exhibit Type
31.1	Certification pursuant to Section 13a-14(a) (3)

32.1	Certification pursuant to Section 1350 (3)

Item 14. Principal Accountant Fees and Services.

The following table sets out fees billed by our principal accountant for audit and related services for each of the previous two fiscal years:

Description of Services	Fees billed for 2008 fiscal year	Fees billed for 2009 fiscal year
Audit Fees	$12,500	$12,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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
President and Director