Form 10-Q
period 2010-03-31
VSUS TECHNOLOGIES INC
filed 2010-05-13
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  X .No      .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer      . Accelerated filer      . Non–Accelerated filer      .   Small Business Issuer  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2010
Common stock, $0.001 par value	6,566,702

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
IN 000'S	2010	2009
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$1	$2
Other receivables	29	29
	30	31
Property and equipment, net	150	150
Other assets	75	75
TOTAL ASSETS	$255	$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$1	$-
	1	-
LONG-TERM LIABILITIES
Related Party	328	328
Convertible debentures	1,000	1,000
Total liabilities	1,329	1,328

STOCKHOLDERS' EQUITY
Common stock $.001 par value;100,000,000 shares authorized and 6,566,702 issued and outstanding at March 31, 2010 and December 31, 2009	67	67
Additional paid-in capital	22,450	22,450
Deferred stock based compensation	(1,898)	(1,898)
Accumulated deficit	(21,693)	(21,691)
Total Stockholders Equity	(1,074)	(1,072)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$255	$256

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in 000's	Three months	Three months
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue	$-	$-

Operating expenses:
Administrative expenses	2	4

Total operating expenses	2	4

Income (loss) from operations	2	4

Income (loss) before income taxes	2	4

Provision for income taxes	-	-

Net income (loss)	$2	$4

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	6,566,702	98,646,272

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010 and 2009

(Unaudited)

	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$(2)	$(4)
Adjustments to reconcile net loss to cash used in operating activities

Depreciation	-	-

(Increase) Decrease in:

Increase (Decrease) in:
Related Party	1	4

Net Cash Used In Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease of liabilities from merger	-	-
Securities issued for merger	-	-

Net Cash Used in Investing Activities	-	-

NET DECREASE IN CASH	(1)	-

CASH AT BEGINNING OF PERIOD	2	2

CASH AT END OF PERIOD	$1	$2

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of VSUS Technologies Incorporated (the “Company”), required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the December 31, 2009 Form 10-K except for the accounting policy relating to accounting for uncertainty in income taxes, and should be read in conjunction with the consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

REVENUE RECOGNITION

Revenue for services is recognized monthly as services are provided pursuant to the terms of contracts or purchase orders, which have prices that are fixed and determinable. The Company assesses the client’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Deferred revenue results from customers who are billed in advance of the period in which the services are provided, on a monthly, quarterly or annual basis.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the quarters ended March 31, 2010 and 2009.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended March 31, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarter ended March 31, 2010 and 2009, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010 and 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the quarter ended March 31, 2010 and 2009, resulted in a net loss of $2,000 and the Company has incurred an accumulated deficit of approximately $21,693,000 through the period ended March 31, 2010.

This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was (date of filing) April 15, 2010.

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

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements

ASU 2010-06 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The provisions of ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements

ASU 2010-09 amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”) and requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09 during the quarter ended March 31, 2010. The adoption of these provisions did not have a significant impact on the Company’s financial statements.

Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets

ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

ASU 2009-13 requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its financial statements.

Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements

ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its financial statements.

Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.

ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.

Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the quarter ended March 31, 2010 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Convertible Debt	1,428,571
Total as of March 31, 2010	1,428,571

(1)

Based on conversion rate of .70% of bid price.

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

Property and equipment at March 31, 2010 consisted of the following (in thousands):

Computer hardware	$349
-
$-
Less: Accumulated depreciation	199
$150

NOTE 9 - CONVERTIBLE LOAN AND SERIES A CONVERTIBLE PREFERRED STOCK

The note and warrants described were rescinded on June 24, 2009.

NOTE 10 - CONVERTIBLE DEBENTURES

Interest and principal was amended and forgiven as part of the 2009 1 st Alerts Rescission agreement.

The amended promissory note amount due is now $1,328,571, due to the 2009 1 st Alerts Rescission agreement. The due date for the Promissory Note was extended to June 24, 2011, the rate is at 10% per annum.

NOTE 11- SHAREHOLDERS' EQUITY

STOCK OPTION GRANTS AND EXERCISES

None

PREFERRED STOCK

Preferred stock has been returned to treasury with rescission agreement.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2010

COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Sales were $-0- for the three month period ended March 31, 2010 and for the three month period ended March 31, 2009.

Selling, general and administrative expenses decreased from $2,000 for the three month period ended March 31, 2010 from $4,000 for the three month period ended March 31, 2009 due to costs associated with the operations of the public company.

Net loss decreased from $2,000 for the three month period ended March 31, 2010 from a net loss of $4,000 for the three month period ended March 31, 2009, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at March 31 2010, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending March 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending March 31, 2010, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended March 31, 2010

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2010.

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

VSUS TECHNOLOGIES INCORPORATED.

Date: May 15, 2010	By:	/s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer