Form 10-Q
period 2010-06-30
VSUS TECHNOLOGIES INC
filed 2010-08-05
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

 (Mark One)

  X  . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

Large accelerated filer        .                     Accelerated filer        .             Non–Accelerated filer        .   Small Business Issuer    X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes        .     No    X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2 2010
Common stock, $0.001 par value	11,716,702

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

      CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
IN 000'S	2010	2009
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$1	$2
Other receivables	29	29
	30	31
Property and equipment, net	150	150
Other assets	75	75
TOTAL ASSETS	$255	$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$1	$-
	1	-
LONG-TERM LIABILITIES
Related Party	328	328
Convertible debentures	999	1,000
Total liabilities	1,327	1,328

STOCKHOLDERS' EQUITY
Common stock $.001 par value;100,000,000 shares authorized , 11,716,702 and 6,566,702 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	118	67
Additional paid-in capital	22,504	22,450
Deferred stock based compensation	(1,898)	(1,898)
Accumulated deficit	(21,796)	(21,691)
Total Stockholders Equity	(1,072)	(1,072)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$255	$256

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

in 000's-Except EPS	Six months	Six months	Three	Three
	June 30,	June 30,	months June 30,	months June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--	$--

Operating expenses:
Administrative expenses	64	1	44	--

Total operating expenses	64	1	44	--

Income (loss) from operations	(64)	(1)	(44)	--

Income (loss) before income taxes	(64)	(1)	(44)	--

Provision for income taxes	--	--	--	--

Net income (loss)	$(64)	$(1)	$(44)	$--

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,716,702	6,566,702	11,716,702	6,566,702

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010 and 2009

(Unaudited)

	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$(64)	$(1)
Adjustments to reconcile net loss to cash used in operating activities

Increase (Decrease) in:
Accounts payable and accrued expenses	1	1

Net Cash Used In Operating Activities	(64)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in convertible debentures	(7)	-

Net Cash Used in Financing Activities	(7)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Common stock issued for investment	5
Common stock issued for conversion of notes	7	-
Common stock issued for services	59	-

Net Cash Provided by Investing Activities	71	-

NET INCREASE IN CASH	(1)	-

CASH AT BEGINNING OF PERIOD	2	2

CASH AT END OF PERIOD	$1	$2

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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of its operations and cash flows for the three and six months ended June 30, 2010 and 2009. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the quarters ended June 30, 2010 and 2009.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended June 30, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarters ended June 30, 2010 and 2009, the Company did not grant any stock options.

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

NOTE 4 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010 and 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the quarter ended June 30, 2010 and 2009, resulted in a net loss of $64,536 and $4,534 respectively, and the Company has incurred an accumulated deficit of approximately $86,228 through the period ended June 30, 2010.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption

NOTE 6 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 7 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the quarters ended June 30, 2010 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Convertible Debt	1,428,571
Total as of June 30, 2010	1,428,571

(1)  Based on conversion rate of .70% of bid price.

NOTE 8 - ACQUISITION

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

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 consisted of the following (in thousands):

Computer hardware	$349

Less: Accumulated depreciation	199
$150

NOTE 10 - CONVERTIBLE LOAN AND SERIES A CONVERTIBLE PREFERRED STOCK

The note and warrants described were rescinded on June 24, 2009.

NOTE 11 - CONVERTIBLE DEBENTURES

Interest and principal was amended and forgiven as part of the 2009 1 st Alerts Rescission agreement.

The amended promissory note amount or total is now $1,328,571 due to the 2009 1 st Alerts Rescission agreement.

NOTE 12- SHAREHOLDERS' EQUITY

STOCK OPTION GRANTS AND EXERCISES

None

PREFERRED STOCK

Preferred stock has been returned to treasury with rescission agreement.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2010

COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Sales were $-0- for the six month period ended June 30, 2010 and $ -0- for the six month period ended June 30, 2009.

Selling, general and administrative expenses increased by $64,000 for the six month period ended June 30, 2010 from $1 for the six month period ended June 30, 2009 due to costs associated with the operations of the public company.

Net loss increased by $60,002 for the six month period ended June 30, 2010 from a net loss of $4,534 for the six month period ended June 30, 2009, due to the above analysis of Income and Expenses.

THREE MONTHS ENDED JUNE 30, 2010

COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Sales were $-0- for the three month period ended June 30, 2010 and $ -0- for the three month period ended June 30, 2009.

Selling, general and administrative expenses increased by $40,000 for the three month period ended June 30, 2010 from $1 for the three month period ended June 30, 2009 due to costs associated with the operations of the public company.

Net loss increased by $40,002 for the three month period ended June 30, 2010 from a net loss of $4,534 for the three month period ended June 30, 2009, due to the above analysis of Income and Expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2010, our disclosure controls and procedures are ineffective. However as of the date of the filing of the Form 10Q/A management has implemented changes that it has determined will make it financial reporting process effective as of the date of this filing.

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•	Actual or anticipated fluctuations in our future business and operating results;

• ·	Changes in or failure to meet market expectations;

•	Fluctuations in stock market price and volume

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended June 30, 2010

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2010.

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

VSUS TECHNOLOGIES INCORPORATED.

Date: August 5, 2010	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer