Form 10-Q
period 2010-09-30
VSUS TECHNOLOGIES INC
filed 2010-11-12
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

  X  . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

Large accelerated filer        .                    Accelerated filer        .          Non–Accelerated filer        .     Small Business Issuer    X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes        .    No   X  .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common stock, $0.001 par value	57,716,702

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

      CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,
IN 000'S	2010		2009
	(Unaudited)		(Audited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$1		$2
Notes receivable	200		-
Other receivables	29		29
	230		31
Property and equipment, net	150		150
Other assets	75		75
TOTAL ASSETS	$455	$	$ 256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$1		$-
	1		-
LONG-TERM LIABILITIES
Related Party	328		328
Convertible debentures	999		1,000
Total liabilities	1,328		1,328

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value;100,000,000 shares authorized , 57,716,702 and 6,566,702 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	578		67
Additional paid-in capital	22,243		22,450
Deferred stock based compensation	(1,898)		(1,898)
Accumulated deficit	(21,796)		(21,691)
Total Stockholders Equity	(1,073)		(1,072)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$455		$256

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months	Nine months	Three months	Three months
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--	$-

Operating expenses:
Administrative expenses	292	1	228	--

Total operating expenses	292	1	228	--

Income (loss) from operations	(292)	(1)	(228)	--

Income (loss) before income taxes	(292)	(1)	(228)	--

Provision for income taxes	-		-

Net income (loss)	$(292)	$(1)	$(228)	$--

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	57,716,702	6,566,702	57,716,702	6,566,702

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

(Unaudited)

	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$(292)	$(1)
Adjustments to reconcile net loss to cash used in operating activities

Increase (Decrease) in:
Accounts payable and accrued expenses	-	1

Net Cash Used In Operating Activities	(292)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in convertible debentures	(7)	-

Net Cash Used in Financing Activities	(7)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Common stock issued for investment	501	-
Common stock issued for conversion of notes	7	-
Common stock issued for services	59	-

Net Cash Provided by Investing Activities	567	-

NET INCREASE IN CASH	268	-

CASH AT BEGINNING OF PERIOD	2	2

CASH AT END OF PERIOD	$270	$2

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and cash flows for the three and nine months ended September 30, 2010 and 2009. Certain prior year amounts have been restated or reclassified to conform to the current period presentation. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Management's plans include raising additional cash from current and potential stockholders and lenders, making strategic acquisitions. However, until such time as the Company generates sufficient revenues from the sale of its products, the Company will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. The Company has no current arrangements with respect to any additional financing.

The company continues daily actively searching for and meeting with potential revenue generating business’s with solid business plans for the future. The company has daily interactions with possible acquisition target companies looking to expand our operations and revenue stream. We have recently signed an LOI with a mining company by the name of La Tabaquera, in Columbia and are awaiting Due Diligence and other certain material facts to complete a definitive agreement with the company. Over the past year we have signed three different LOI’s and continue to search for the right business plan and business model to add to the company.

BASIS OF PRESENTATION

1st Alerts Agreements have all been rescinded:

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the quarters ended September 30, 2010 and 2009.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended September 30, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarters ended September 30, 2010 and 2009, the Company did not grant any stock options.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 were effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the quarters ended September 30, 2010 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Convertible Debt	1,428,571
Total as of September 30, 2010	1,428,571

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

The company continues daily actively searching for and meeting with potential revenue generating business’s and solid business plans for the future. The company has daily interactions with Transfer Agent and possible acquisition target companies looking to expand our operations and revenue stream. We have recently signed an LOI with a mining company in Columbia and are awaiting Due Diligence and certain material facts to complete a definitive agreement with them. Over the past year we have signed three different LOI’s and continue to search for the right business model fit for the company.

NOTE 7- MANAGEMENT AGREEMENTS

The company has an agreement with Kyle Gotshalk and Cherish Adams as consultants of the company. Kyle Gotshalk and Cherish Adams are also serving as Officers and the company has issued them stock in lieu of cash payments. The company has also signed a three year employment agreement with Kyle Gotshalk who will serve as the President/CEO and a Director of the company.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 consisted of the following (in thousands):

Computer hardware	$349
-
$-
Less: Accumulated depreciation	199
$150

NOTE 9 - CONVERTIBLE LOAN AND SERIES A CONVERTIBLE PREFERRED STOCK

The note and warrants described were rescinded on June 24, 2009.

NOTE 10 - CONVERTIBLE DEBENTURES

Interest and principal was amended and forgiven as part of the 2009 1 st Alerts Rescission agreement.

The amended promissory note amount or total is now $1,328,571 due to the 2009 1 st Alerts Rescission agreement. This note is convertible into the company’s common stock.

NOTE 11- SHAREHOLDERS' EQUITY

STOCK OPTION GRANTS AND EXERCISES

None

PREFERRED STOCK

Preferred stock has been returned to treasury with rescission agreement.

NOTE 12 – NOTES RECEIVABLE

The Company on May 20, 2010 agreed to two promissory notes for $100,000 each. The notes are with two separate parties. The lender agrees to make advances to the Company within three business days of requests. The requests can be for no less that $5000. The notes have an interest rate of 12% and are due payable including interest by May 20, 2011. In exchange for the notes the Company has issued 40,000,000 shares of the Company’s common stock. To date the Company has not requested any funds and receivable has been recorded for the anticipated proceeds.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2010

COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Sales were $-0- for the nine month period ended September 30, 2010 and $ -0- for the nine month period ended September 30, 2009.

Selling, general and administrative expenses increased by $291 for the nine month period ended September 30, 2010 from $1 for the nine month period ended September 30, 2009 due to costs associated with the operations of the public company.

Net loss increased by $292 for the nine month period ended September 30, 2010 from a net loss of $1 for the nine month period ended September 30, 2009, due to the above analysis of Income and Expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2010

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Sales were $-0- for the three month period ended September 30, 2010 and $ -0- for the three month period ended September 30, 2009.

Selling, general and administrative expenses increased by $228 for the three month period ended September 30, 2010 from $0 for the three month period ended September 30, 2009 due to costs associated with the operations of the public company.

Net loss increased by $228 for the three month period ended September 30, 2010 from a net loss of $0 for the three month period ended September 30, 2009, due to the above analysis of Income and Expenses.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended September 30, 2010

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2010.

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

VSUS TECHNOLOGIES INCORPORATED.

Date: November 8, 2010	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer