Form 10-Q/A
period 2010-09-30
VSUS TECHNOLOGIES INC
filed 2011-01-26
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q/A (Amendment No. 1)

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 25, 2011
Common stock, $0.001 par value	64,716,702

 The Securities and Exchange Commission (the “SEC”) conducted a limited review of our Form 10-Q for the quarter ended September 30, 2010. The Company’s Board of Directors and management have elected to revise and amend certain disclosures in this Form 10-Q.   We have revised “Item 4(T).  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K. Other than these changes, the disclosures in this amended report are as of the initial filing date of November 14, 2010 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

IN 000'S	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$1	$2
Other receivables	29	29
	30	31
Property and equipment, net	150	150
Other assets	75	75
TOTAL ASSETS	$255	$256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$1	$-
	1	-
LONG-TERM LIABILITIES
Related Party	328	328
Convertible debentures	999	1,000
Total liabilities	1,328	1,328

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value;100,000,000 shares authorized , 57,716,702 and 6,566,702 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	578	67
Additional paid-in capital	22,043	22,450
Deferred stock based compensation	(1,898)	(1,898)
Accumulated deficit	(21,796)	(21,691)
Total Stockholders Equity	(1,073)	(1,072)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$255	$256

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months September 30,	Nine months September 30,	Three months September 30,	Three months September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--	$--

Operating expenses:
Administrative expenses	$292	$1	$228	$--

Total operating expenses	292	1	228	--

Income (loss) from operations	(292)	(1)	(228)	--

Income (loss) before income taxes	(292)	(1)	(228)	--

Provision for income taxes	--	--	--

Net income (loss)	$(292)	$(1)	$(228)	$--

Basic and diluted income (loss) per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	57,716,702	6,566,702	57,716,702	6,566,702

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

(Unaudited)

	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(292)	$(1)
Adjustments to reconcile net loss to cash used in operating activities
	-	-
Increase (Decrease) in:
Accounts payable and accrued expenses	-	1

Net Cash Used In Operating Activities	(292)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in convertible debentures	(7)	-
Net Cash Used in Financing Activities	(7)	-

CASH FLOWS FROM INVESTING ACTIVITIES

Common stock issued for investment	501	-
Common stock issued for conversion of notes	7	-
Common stock issued for services	59	-

Net Cash Provided by Investing Activities	567	-

NET INCREASE IN CASH	268	-

CASH AT BEGINNING OF PERIOD	2	2

CASH AT END OF PERIOD	$270	$2

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

NOTE 12 – COMMITMENT AND CONTINGENCIES

The Company on May 20, 2010 agreed to two promissory notes for $100,000 each. The notes are with two separate parties. The lender agrees to make advances to the Company within three business days of requests. The requests can be for no less that $5000. The notes have an interest rate of 12% and are due payable including interest by May 20, 2011.  To date the Company has not requested and funds and balance due is zero.

Item 2- MANAGEMENT DISCUSSION AND ANALYSIS

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

ITEM 4T. CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, September 30, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the above evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of 9/30/2010. Management identified the following control deficiencies that led to our assessment of the ineffectiveness of disclosure controls and procedures: (1) an inadequate segregation of duties consistent with control objectives; and (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

In March 2010 the Company replaced the prior interim CFO with a full-time CFO. Due to the size of our Company and the costs associated to remediate these issues, we still consider the concerns listed to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of September 30, 2010 are not effective due to material weaknesses in our internal controls over financial reporting described above, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating and continuing to rectify the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2010, except as discussed on section (a) above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSUS TECHNOLOGIES INCORPORATED.

Date: January 25, 2011	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer and Principal Accounting Officer