Form 10-K
period 2010-12-31
VSUS TECHNOLOGIES INC
filed 2011-03-31
CIK 772370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

___________

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(310) 309-9080

Issuer's telephone number

__________________________________________________

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

As of December 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of such common equity on the OTC Bulletin Board, and was approximately $647,167. There are approximately 64,716,702 shares of Common Stock of the issuer not held by affiliates.

As of March 21, 2011, the number of shares of the issuer’s Common Stock outstanding was 85,204,112.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Issuer Format (check one):      . Yes  X .No

ANNUAL REPORT ON FORM 10-K

OF VSUS TECHNOLOGIES INCORPORATED

TABLE OF CONTENTS

Page
Cautionary Notice Regarding Forward-Looking Statements	4
PART I	5
Item 1. Description of Business	5
Item 2. Description of Property	13
Item 3. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders	13
PART II	14
Item 5. Market for Common Equity and Related Stockholder Matters	14
Item 6. Management’s Discussion and Analysis or Plan of Operation	14
Item 7. Financial Statements	17
Contents	F-1
Consolidated Balance Sheets	F-2
Consolidated Statement of Operations	F-3
Consolidated Statements of Changes in Shareholders’ Deficiency	F-6
Consolidated Statements of Cash Flows	F-5
Notes to the Consolidated Financial Statements.	F-7
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	18
Item 8A. Controls and Procedures	18
Item 8B. Other Information	19
PART III	20
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of Exchange Act	20
Item 10. Executive Compensation	21
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 12. Certain Relationships and Related Transactions	22
Item 13. Exhibits	23
Item 14. Principal Accountant Fees and Services	23
Signatures	23

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

PART I

Item 1. Description of Business.

Business Overview

VSUS Technologies is a growing company specializing in acquisitions of revenue generating businesses. The company has daily interactions with possible acquisition targets looking to expand our operations and the company revenue stream. We have recently signed an Agreement to acquire a mining concession by the name of La Tabaquera in Colombia.  Over the past year the Company has continued to search for the right business plan and business model to add to the company's overall value. With core values of environmental and capital stewardship, we will strive to become good environmental neighbors and provide all shareholders operating and financial transparency. Our Company will have three revenue producing business units in Colombia: coking and coal mining in Guaduas, Colombia, docks and river transportation along the Magdalena River, and a coal export terminal on the northern coast of Colombia. The Company is also exploring allegiances with U.S. universities to study capturing Coal Bed Methane (CBM) in Colombia.

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

1st Alerts Agreements have all been Rescinded.

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

On February 24, 2011, VSUS Technologies, Inc., a Delaware corporation (the “Company”), has closed the Final Purchase Agreement (the “Agreement”) with Erasmo Alfredo Almanza Latorre, a Columbian Citizen. The agreement provides for the acquisition of LA TABAQUERA COAL MINE (LA TABAQUERA) with Concession Contract No. ILE-09551, granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining. The Concession will become wholly owned by VSUS Technologies, Inc.

Pursuant to the Agreement and addendum, the Company purchased 100% of LA TABAQUERA, and any and all of  its subsidiaries, the consideration paid to Erasmo Almanza is an aggregate of 5,606,410 full paid and nonassessable shares of Common Stock of the Company (the “Shares”), for 100% of all of the outstanding shares of LA TABAQUERA.

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

Industry Background

The company has moved into the coal industry in Colombia, due to the rising prices in oil worldwide we feel that this industry is beneficial to our company and our strategy to move forward while drawing attention from the public to invest in a promising industry and company.

Products and Services

VSUS Technologies is a growing company specializing in acquisitions of revenue generating businesses. The company has daily interactions with possible acquisition targets looking to expand our operations and the company revenue stream. We have recently signed an Agreement to acquire a mining concession by the name of La Tabaquera in Colombia.  Over the past year the Company has continued to search for the right business plan and business model to add to the company's overall value. With core values of environmental and capital stewardship, we will strive to become good environmental neighbors and provide all shareholders operating and financial transparency. Our Company will have three revenue producing business units in Colombia: coking and coal mining in Guaduas, Colombia, docks and river transportation along the Magdalena River, and a coal export terminal on the northern coast of Colombia. The Company is also exploring allegiances with U.S. universities to study capturing Coal Bed Methane (CBM) in Colombia.

About Guaduas, Colombia

 Our first mining acquisition is in the town of Guaduas, Colombia.  VSUS Technologies will become a responsible neighbor in Guaduas.  The company will sponsor health centers, schools, and many other causes when needed.  Under Colombian law, mining companies are required to  donate for social benefit.  Mr. Erasmo Almanza, shareholder, has strong ties to the community and expects VSUS Technologies to have the full faith and support of the Town of Guaduas.  Guaduas is a municipality of 35,000 people with excellent electrical and water supply and an ample workforce.   For more information on Guaduas, click...  http://translate.google.com.co/translate?u=http://www.guaduas-cundinamarca.gov.co&hl=es&ie=UTF-8&sl=es&tl=en

The company has moved into the coal industry in Colombia, due to the rising prices in oil worldwide we feel that this industry is beneficial to our company and our strategy to move forward while drawing attention from the public to invest in a promising industry and company.

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

Employees

The Company’s team currently consists of two (2) employees and several independent contractors. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

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

As of the date hereof, our current executive officers, directors and holders of 5% or more of our outstanding Common Stock together beneficially owned approximately 15.4% of our outstanding Common Stock, assuming they exercised all of the currently vested stock options and warrants held by them. These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

A large number of shares will be eligible for future sale and may depress our stock price.

As of the date hereof, we had outstanding 85,204,112 shares of Common Stock of which approximately a large number are shares are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of certain shares of our issued and outstanding Common Stock. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of our Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital through the sale of our equity securities.

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

Item 2. DESCRIPTION OF PROPERTY.

Our executive and operations offices are located in Canyon Country, California, and also in Bogota Colombia. The Company shares office space with other related parties.

Item 3. Legal Proceedings.

The company is not involved in any legal proceedings at the time of this filing.

Item 4. Submission of Matters to a Vote of Security Holders.

During the year ended December 31, 2010, and subsequent periods through the date hereof, no matters were submitted to a vote of our stockholders, whether through the solicitation of proxies or otherwise.

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

2009	High	Low
First Quarter	$0.591	$0.004
Second Quarter	.015	.015
Third Quarter	.015	.015
Fourth Quarter	.015	.015

2010	High	Low
First Quarter	$.015	$.015
Second Quarter	.015	.015
Third Quarter	.015	.015
Fourth Quarter	.070	.015

Holders

As of the date hereof, the aggregate number of shares of our Common Stock outstanding is 64,716,702 held of record by approximately 258 registered holders.

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

VSUS Technologies is a growing company specializing in acquisitions of revenue generating businesses. The company has daily interactions with possible acquisition targets looking to expand our operations and the company revenue stream. We have recently signed an Agreement to acquire a mining concession by the name of La Tabaquera in Colombia.  Over the past year the Company has continued to search for the right business plan and business model to add to the company's overall value. With core values of environmental and capital stewardship, we will strive to become good environmental neighbors and provide all shareholders operating and financial transparency. Our Company will have three revenue producing business units in Colombia: coking and coal mining in Guaduas, Colombia, docks and river transportation along the Magdalena River, and a coal export terminal on the northern coast of Colombia. The Company is also exploring allegiances with U.S. universities to study capturing Coal Bed Methane (CBM) in Colombia.

About Guaduas, Colombia

 Our first mining acquisition is in the town of Guaduas, Colombia.  VSUS Technologies will become a responsible neighbor in Guaduas.  The company will sponsor health centers, schools, and many other causes when needed.  Under Colombian law, mining companies are required to  donate for social benefit.  Mr. Erasmo Almanza, shareholder, has strong ties to the community and expects VSUS Technologies to have the full faith and support of the Town of Guaduas.  Guaduas is a municipality of 35,000 people with excellent electrical and water supply and an ample workforce.   For more information on Guaduas, click...  http://translate.google.com.co/translate?u=http://www.guaduas-cundinamarca.gov.co&hl=es&ie=UTF-8&sl=es&tl=en

The company has moved into the coal industry in Colombia, due to the rising prices in oil worldwide we feel that this industry is beneficial to our company and our strategy to move forward while drawing attention from the public to invest in a promising industry and company.

We are a development stage enterprise. To date we have incurred significant losses from operations and, at December 31, 2010, had an accumulated deficit of $25,000,000. At December 31, 2010 we had $3,000 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

Revenue: Revenue was $-0- in the year ended December 31, 2009, as compared to $800 in the year ended December 31, 2010.

General and Administrative Expenses: Selling, general and administrative expenses increased from $4,260 for the year ended December 31, 2010 from $2,000 for year ended December 31, 2009 due to costs associated with the operations of the public company.

Net loss increased to $3,460 for the year ended December 31, 2010 from net loss of $2,000 for the year ended December 31, 2009, due to the above analysis of Income and Expenses.

•

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

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements.

Financial Statements for the years ended December 31, 2009 and 2010 (see pages F-1 through F-32, hereof)

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 and 2010

MALCOLM L. POLLARD, Inc.

4845 W. LAKE ROAD, # 119

ERIE, PA 16505

(814)838-8258                               FAX (814838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors

VSUS Technologies, Incorporated

Canyon Country, California

We have audited the accompanying consolidated balance sheets of VSUS Technologies, Incorporated and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 , the results of its operations, changes in stockholders’ equity,  and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting standards.

/s/ Malcolm L. Pollard, Inc.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

March 28, 2011

VSUS TECHNOLOGIES, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

 (except share data)

	December 31,	December 31,
	2010	2009
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$3,103	$2,100
Notes Receivable	200,000	-0-
Other Receivables	4,029	29,000
	207,132	31,100

Property and equipment, net	150,000	150,000
Other Assets	75,000	75,000
	$432,132	$225,131

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts payable and accrued expenses	$230,905	29,564
	230,905	29,564

LONG-TERM LIABILITIES
Related Party	328,000	328,000
Convertible debenture	949,511	1,000,000
Total liabilities	1,508,416	1,357,564

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock $0.001 par value (Shares authorized-100,000,000;	64,716	6,567
Shares issued and outstanding-64,716,702 at December 31, 2010 and
6,566,702 at December 31, 2009)
Additional paid-in-capital	25,908,000	22,450,000
Deferred stock based compensation	(1,898,000)	(1,898,000)
Accumulated deficit	(25,151,000)	(21,691,000)
	(1,076,284)	(1,132,433)
	$432,132	$225,131

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended	For the Year ended
	December 31,	December 31,
	2010	2009

Revenue	$800	$--

Operating expenses:
Administrative expenses	4,260	2,000

Total operating expenses	4,260	2,000

Income (loss) from operations	(3,460)	(2,000)

Income (loss) before income taxes	(3,460)	(2,000)

Provision for income taxes	--	--

Net income (loss)	$(3,460)	$(2,000)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	64,716,702	6,566,702

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2010	2009
CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period	$(3,460)	$(2,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-
Impairment charges	-	-
Amortization of deferred stock-based compensation	-	-
	-	-
Increase in accounts payable and accrued expenses	1	-
Net cash (used in) operating activities	(3,459)	(2,000)

CASH FLOWS-INVESTING ACTIVITIES
Cash advance to supplier	-	-
Purchase of fixed assets	-	-
Net cash provided by (used in) operating activities	-	-

CASH FLOWS-FINANCING ACTIVITIES
Short term bank credit	-	-
Payments on convertible debentures	(1)	-
Exercise of stock options	-	-
Receipt of convertible loan	-	-
Related parties	(4,000)	2,000
Issuance of share capital	10,561	-
Net cash provided by financing activities	6,560	2,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,101	(0)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	2	2,000

CASH AND CASH EQUIVALENTS-END OF PERIOD	$3,103	$2,000

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31,
	2010	2009
Supplementary disclosure of Cash Flows Information:

Interest paid	$--	$--

Income taxes paid	$--	$--

Non-Cash Investing and Financing Transactions:

Common stock issued for payment of accrued interest	$--	$--

Value assigned to beneficial conversion in connection with the 12% convertible debenture	$--	$--

Value assigned to warrants issued to purchasers of convertible debentures	$--	$--

1stAlerts Merger:

Loan Receivable	$--	$--
Security Deposit	--	--
Property and Equipment	--	--
Acquired Technology	--	--
Goodwill	--	--
Accrued Liabilities	--	--
Notes Payable (less debt discount of $377)	--	--
Convertible Notes Payable	--	--
Common Stock and Warrants Issued	$--	$--

Value assigned to warrants issued to purchasers of convertible debentures	$--	$--

In addition, see Note 3 for details related to the acquisition of 1stAlerts.

The accompanying notes to these financial statements form an integral part thereof.

VSUS TECHNOLOGIES, INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT

Balance at December 31, 2008	99,646,272	$99,646	$18,369,000	$(21,689,000)	$(3,220,354)

Stock Split	(99,579,570)	(97,579)	97,000

Stock Issued for Reverse Merger and Rescission	6,500,000	65,000	76,000

Net Loss for Year ended December 31, 2009				(2,000)	(2,000)

Balance at December 31, 2009	6,566,702	$67,067	$18,542,000	(21,691,000)	$(3,081,933)

Stock Issued	58,150,000	58,150	13,888,000

Net Loss for Year ended December 31, 2010				(3,460)	(3,460)

Balance at December 31, 2009	64,716,702	$125,217	$32,430,000	$(21,694,460	$(3,085,393)

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

On February 24, 2011, VSUS Technologies, Inc., a Delaware corporation (the “Company”), has closed the Final Purchase Agreement (the “Agreement”) with Erasmo Alfredo Almanza Latorre, a Columbian Citizen. The agreement provides for the acquisition of LA TABAQUERA COAL MINE (LA TABAQUERA) with Concession Contract No. ILE-09551, granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining. The Concession will become wholly owned by VSUS Technologies, Inc.

Pursuant to the Agreement and addendum, the Company purchased 100% of LA TABAQUERA, and any and all of  its subsidiaries, the consideration paid to Erasmo Almanza is an aggregate of 5,606,410 full paid and nonassessable shares of Common Stock of the Company (the “Shares”), for 100% of all of the outstanding shares of LA TABAQUERA.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2010 and 2009.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the years ended December 31, 2010 and 2009, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010 and 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the year ended December 31, 2010 resulted in a net loss of $3,460 and the Company has incurred an accumulated deficit of approximately $25,151,000 through the period ended December 31, 2010.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the year ended December 31, 2010 and 2009, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Convertible Debt	949,511
Total as of December 31, 2010	949,511

(1)

Based on conversion rate of .70% of bid price.

Substantial and potential issuances after December 31, 2010:

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

On February 24, 2011, VSUS Technologies, Inc., a Delaware corporation (the “Company”), has closed the Final Purchase Agreement (the “Agreement”) with Erasmo Alfredo Almanza Latorre, a Columbian Citizen. The agreement provides for the acquisition of LA TABAQUERA COAL MINE (LA TABAQUERA) with Concession Contract No. ILE-09551, granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining. The Concession will become wholly owned by VSUS Technologies, Inc.

Pursuant to the Agreement and addendum, the Company purchased 100% of LA TABAQUERA, and any and all of  its subsidiaries, the consideration paid to Erasmo Almanza is an aggregate of 5,606,410 full paid and nonassessable shares of Common Stock of the Company (the “Shares”), for 100% of all of the outstanding shares of LA TABAQUERA.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 consisted of the following (in thousands):

Computer hardware	$349,000
-
$-
Less: Accumulated depreciation	199,000
$150,000

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 6, 2009, we engaged Larry O’Donnell, PA as our independent registered public accounting firm. The change was approved by our Board of Directors and was made in order to have access to a firm which had local offices. VSUS had not consulted with Larry O’Donnell, PA during our most recent fiscal year, and the subsequent interim period prior to December 6, 2009, regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements. Nor was written or oral advice provided that would be a factor considered by us in reaching a decision as to accounting, auditing or financial reporting issues

On December 14, 2010, Larry O'Donnell, CPA, P.A., its independent public accountant resigned due to Larry O'Donnell's license being revoked by the PCAOB.

Larry O'Donnell, CPA, P.A.'s reports on our financial statements as of and for the fiscal year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report contained a going concern qualification as to the ability of us to continue.

January 1, 2010 through December 14, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of Larry O'Donnell, CPA, P.C., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-K.

On January 4, 2011 the board of directors of VSUS engaged the accounting firm of Malcolm L. Pollard, Inc. as principal accountants of VSUS for the fiscal year ended December 31, 2010.  VSUS did not consult with Malcolm L. Pollard, Inc. during the most recent two fiscal years and the subsequent interim period preceding the engagement of Malcolm L. Pollard, Inc. on January 4, 2011 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on VSUS’s financial statements.  Neither written nor oral advice was provided that was an important factor considered by Malcolm L. Pollard, Inc. in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

We had no other changes of, or disagreements with, our auditors during the fiscal year ended December 31, 2009, or subsequent periods through the date hereof.

Item 8A. Controls and Procedures.

a)

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the above evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective for the current quarter. Management identified the following control deficiencies that led to our assessment of the ineffectiveness of disclosure controls and procedures: (1) an inadequate segregation of duties consistent with control objectives; and (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2010 are not effective due to material weaknesses in our internal controls over financial reporting described above, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating and continuing to rectify the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

b) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2010, except as discussed on section (a) above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the fourth quarter of 2010, which was not so reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers as of December 31, 2010

The following table sets forth the names of all of our directors and executive officers, as of December 31, 2010:

Name	Age	Positions Held and Tenure
Kyle Gotshalk	35	Director and President
Cherish Adams Steven Goldberg	34	Director and Sec/Treas. Director

Kyle Gotshalk, 36, was elected in October, 2008 to serve as an Officer and a Director of the Company. Mr. Gotshalk also serves as an Officer and Director of Stakool, Inc.. Beginning February 2005 through January 2009, Mr. Gotshalk was the President of Exit Only, Inc. an internet car sales company, and served as President of PSPP Holdings Inc. a credit card processing company, President of Top Flight Consulting LLC, an up and coming Real Estate and Public Company consulting firm, and as a Manager and Fitness Director at Sports Center Fitness. Mr. Gotshalk graduated with honors in Public Relations/Communication Studies from University of Montana in 1997. Mr. Gotshalk holds a Real Estate License in California and on May 2006 was awarded the Top Producing Agent award for most sales in first year of Real Estate by his Century 21 office. Mr. Gotshalk also holds his California Security Guard and Private guard license. Kyle Gotshalk has been subject to case# 2:08-cr-00737-JHS, in which he has pleaded not guilty.

Cherish Adams, 35, our Sec/Treas, was elected in October, 2008 to serve as our Secretary and Director. From May of 2001 through February 2005 Mrs. Adams served as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

Steven Goldberg was the Vice President of 1st Alerts, Inc. a position he held since 2004 which was rescinded, he currently serves as a Director.

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

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2010.

Code of Ethics

We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

Item 10. Executive Compensation.

Summary Compensation

The following table discloses, for the fiscal years ended December 31, 2010, 2009, certain compensation paid to our named executive officers, being

Name and Principal Position	Year	Salary and Other Annual Compensation ($)	Long-Term Compensation
Securities Underlying Options/SARS (#)
Kyle Gotshalk President and Director	2010 2009	$ 0 $ 0	0 0
Cherish Adams Sec/Treas and Director	2010 2009	$ 0 $ 0	0 0

Option/SAR Grants

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2009 to our named executive officers, being (i) our current Chief Financial Officer,

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

____________________

(1)

Long-Term Incentive Awards

We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2010.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management, as of the Date of this Report

The following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock, as well as the share holdings of the current members of management, as of the date hereof:

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Class
Kyle Gotshalk	5,500,000	8.5%
Cherish Adams	4,500,000	7.0%

All Executive Officers and Directors as a Group	10,000,000	15.4%
Ender Company Assets, Inc.	20,000,000	30.9%
Irishmist Consultants Limited	20,000,000	30.9%

____________________

* Represents less than 1% of our outstanding Common Stock.

(1)

Unless otherwise indicated, the address of all persons is c/o VSUS Technologies Incorporated, 18565 Soledad Canyon Rd., #153,Canyon Country, CA 91351

(2)

Percentage of beneficial ownership is based upon the 64,716,702 shares of our Common Stock which is outstanding as of the date hereof, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

Changes in Control

To the knowledge of our management, there are no present arrangements or pledges of our securities which may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits

Exhibit No.	Exhibit Type
31.1	Certification pursuant to Section 13a-14(a) (3)

32.1	Certification pursuant to Section 1350 (3)

Item 14. Principal Accountant Fees and Services.

The following table sets out fees billed by our principal accountant for audit and related services for each of the previous two fiscal years:

Description of Services	Fees billed for 2010 fiscal year	Fees billed for 2009 fiscal year
Audit Fees	$12,500	$12,500
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

VSUS TECHNOLOGIES INCORPORATED

Date: March 28, 2011	By:	/s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer and Principal Accounting Officer