Form 10-Q
period 2011-03-31
VSUS TECHNOLOGIES INC
filed 2011-05-11
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2011
Common stock, $0.001 par value	84,704,112

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

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$6,660	$3,103
Other receivables	4,029	4,029
Notes Receivable	100,000	200,000
	110,689	207,132
Property and equipment, net Mining Rights	75,000	-0-
Other assets	75,000	75,000
TOTAL ASSETS	$260,689	$282,132

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$200,905	$230,905
	200,905	230,905
LONG-TERM LIABILITIES
Related Party	291,500	328,000
Convertible debentures	973,511	949,511
Total liabilities	1,465,916	1,508,416

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value;100,000,000 shares authorized , 84,704,112 and 64,716,702 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	84,704	64,716
Additional paid-in capital	22,507,472	22,451,460
Deferred stock based compensation	(1,898,000)	(1,898,000)
Accumulated deficit	(21,899,403)	(21,844,460)
Total Stockholders Equity	(1,205,227)	(1,226,284)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$260,689	$282,132

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three
	months March 31,	months March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenue	$--	$-

Operating expenses:
Administrative expenses	54,943	2

Total operating expenses	54,943	2

Income (loss) from operations	(54,943)	(2)

Income (loss) before income taxes	(54,943)	(2)

Provision for income taxes	-

Net income (loss)	$(54,943)	$(2)

Basic and diluted income (loss) per share	(0.00)	(0.00)

Weighted average number of shares outstanding	57,716,702	6,566,702

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011

(Unaudited)

	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(54,943)	$(2)
Adjustments to reconcile net loss to cash used in operating activities
	-	-

Increase (Decrease) in:
Accounts payable and accrued expenses	(30,000)	1

Net Cash Used In Operating Activities	(84,943)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in notes receivable	100,000
Increase in convertible debentures	24,000
Decrease in amounts due to Related Parties	(36,500)
Net Cash Provided by Financing Activities	87,500

CASH FLOWS FROM INVESTING ACTIVITIES

Common stock issued for conversion of notes	76,000	-
Mining Rights	(75,000)	-

Net Cash Provided by Investing Activities	1,000	-

NET INCREASE IN CASH	3,557	(1)

CASH AT BEGINNING OF PERIOD	3,103	2

CASH AT END OF PERIOD	$6,660	$1

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended March 31, 2011.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended March 31, 2011 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the years ended March 31, 2011, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2014. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the three months ended March 31, 2011 resulted in a net loss of $54,943 and the Company has incurred an accumulated deficit of approximately $22,000,000 through the period ended December 31, 2010.

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

In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for the Company as of January 1, 2011. The Company does not expect it will have a material impact on its financial position or results of operations.

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the new accounting guidance beginning January 1, 2010. This update had no impact on the Company’s financial position, cash flows or results of operations.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a signficant impact on the Company’s financial position, cash flows or results of operations.

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

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a signficant impact on the Company’s financial position, cash flows or results of operations.

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

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company adopted this ASU beginning with its annual reporting period ended December 31, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the year ended March 31, 2011, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2011 consisted of the following (in thousands):

Computer hardware	$349,000
-
$-
Less: Accumulated depreciation	238,311
$110,689

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

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS

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

About Guaduas, Colombia

 Our first mining acquisition is in the town of Guaduas, Colombia.  VSUS Technologies will become a responsible neighbor in Guaduas.  The company will sponsor health centers, schools, and many other causes when needed.  Under Colombian law, mining companies are required to  donate for social benefit.  Mr. Erasmo Almanza, shareholder, has strong ties to the community and expects VSUS Technologies to have the full faith and support of the Town of Guaduas.  Guaduas is a municipality of 35,000 people with excellent electrical and water supply and an ample workforce. For more information on Guaduas, click. http://translate.google.com.co/translate?u=http://www.guaduas-cundinamarca.gov.co&hl=es&ie=UTF-8&sl=es&tl=en

The company has moved into the coal industry in Colombia, due to the rising prices in oil worldwide we feel that this industry is beneficial to our company and our strategy to move forward while drawing attention from the public to invest in a promising industry and company.

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

Results of Operations

The Three months Ended March 31, 2010 Compared to the Three months Ended March 31, 2011

Revenue: Revenue was $-0- for the three months ended March 31, 2010 and 2011.

General and Administrative Expenses: Selling, general and administrative expenses increased from $2 for the three months ended March 31, 2010 to  $54,943  for the three months ended March 31, 2011 due to costs associated with the operations of the public company.

Net loss increased to $54,943 for the three months ended March 31, 2011 from net loss of $2 for the three months ended March 31, 2010, due to the above analysis of Income and Expenses.

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

ITEM 4T. CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, March 31, 2011.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

 In March 2010 the Company replaced the prior interim CFO with a full-time CFO. Due to the size of our Company and the costs associated to remediate these issues, we still consider the concerns listed to be relevant. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of March 31, 2011 are not effective due to material weaknesses in our internal controls over financial reporting described above, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating and continuing to rectify the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

b) Changes in Internal Control over Financial Reporting

During the Quarter ended March 31, 2011, except as discussed on section (a) above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended March 31, 2011

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2011.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2011.

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

VSUS TECHNOLOGIES INCORPORATED.

Date: May 1, 2011	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer and Principal Accounting Officer