Form 10-K/A
period 2010-12-31
VSUS TECHNOLOGIES INC
filed 2011-06-10
CIK 772370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

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

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  X .

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

As of May 24 2011, the number of shares of the issuer’s Common Stock outstanding was 85,204,112.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Issuer Format (check one):      . Yes  X .No

EXPLANATORY NOTE:

The Company’s Board of Directors and management determined that our financial statements for the year ended December 31, 2010 need to be reissued. The Company has changed added to its statement of operations and cash flow statements total since the Company’s inception.  We have also revised “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect those changes.  In addition, we have revised “Item 9A(T).  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K.

Other than these changes, the disclosures in this amended report are as of the initial filing date of March 31, 2011 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer have been filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

ANNUAL REPORT ON FORM 10-K/A

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

•

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

Securities Authorized for Issuance Under Equity Compensation.

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition the Company upon review of its valuation of fixed assets has impaired the entire amount of $150,000

Net loss increased to $153,460 for the year ended December 31, 2010 from net loss of $2,000 for the year ended December 31, 2009, due to the above analysis of Income and Expenses.

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

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements.

Financial Statements for the years ended December 31, 2009 and 2010 (see pages F-1 through F-32, hereof)

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 and 2010

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet at December 31, 2009 and at December 31, 2010	F-2

Consolidated Statement of Operations for the Years Ended December 31, 2009 and 2010 and Inception (September 20, 2000) to December 31, 2010.	F-3

Consolidated Statement of Cash Flows for the Years Ended December 31, 2009 and 2010 and Inception (September 20, 2000) to December 31, 2010.	F-4

Consolidated Statement of Changes in Stockholders' Deficiency for the Years Ended December 31, 2009 and 2010 and Inception (September 20, 2000) to December 31, 2010.	F-6

Notes to the Consolidated Financial Statements	F-7

1

MALCOLM L. POLLARD, Inc.

4845 W. LAKE ROAD, # 119

ERIE, PA 16505

(814)838-8258

FAX (814838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors

VSUS Technologies, Incorporated

Canyon Country, California

We have audited the accompanying consolidated balance sheets of VSUS Technologies, Incorporated and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended and from inception (September 20, 2000) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009 , the results of its operations, changes in stockholders’ equity,  and its cash flows for the years ended December 31, 2010 and 2009 and from inception (September 20, 2000) to December 31, 2010, in conformity with U.S. generally accepted accounting standards.

/s/ Malcolm L. Pollard, Inc.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

May 24, 2011

VSUS TECHNOLOGIES, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	December 31,	December 31,
	2010	2009
	(Amended)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$3,103	$2,100
Notes Receivable	200,000	-
Other Receivables	4,029	29,000
	207,132	31,100

Property and equipment, net	-	150,000
Other Assets	75,000	75,000
	$282,132	$225,131

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts payable and accrued expenses	230,905	29,564
	230,905	29,564

LONG-TERM LIABILITIES
Related Party	328,000	328,000
Convertible debenture	949,511	1,000,000
Total liabilities	1,508,416	1,357,564

CONTINENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock $0.001 par value (Shares authorized-100,000,000;	64,716	6,567
Shares issued and outstanding-64,716,702 at December 31, 2010 and
6,566,702 at December 31, 2009)
Additional paid-in-capital	22,451,460	22,450,000
Deferred stock based compensation	(1,898,000)	(1,898,000)
Accumulated deficit	(21,844,460)	(21,691,000)
	(1,226,284)	(1,132,433)
	$282,132	$225,131

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year ended	For the Year ended	From September 20, 2000 (Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenue	$800	$-	$1,728,800

Operating expenses:
Administrative expenses	4,260	2,000	19,636,260

Total operating expenses	4,260	2,000	19,636,260

Income (loss) from operations	(3,460)	(2,000)	(17,907,460)

Financing expenses, net	-	-	3,017,000
Impairment of fixed assets	150,000	-	150,000
Loss on derivatives	-	-	770,000
Income (loss) before income taxes	(153,460)	(2,000)	(21,844,460)

Provision for income taxes	-	-	-

Net income (loss)	$(153,460)	$(2,000)	$(21,844,460)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	64,716,702	6,566,702

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,		From September 20, 2000 (Inception) to
			December 31,
	2010	2009	2010
CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period	$(153,460)	$(2,000)	$(21,844,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed Assets	150,000	-	150,000
Stock Issued for Compensation and debt			19,756,799
Other receivables	24,971	-	4,029
Increase in accounts payable and accrued expenses	201,341	-	230,905
Net cash (used in) operating activities	222,852	(2,000)	(1,702,727)
CASH FLOWS-INVESTING ACTIVITIES
Notes receivable	(200,000)	-	(200,000)
Purchase of fixed assets	-	-	(150,000)
Net cash provided by (used in) operating activities	(200,000)	-	(350,000)

CASH FLOWS-FINANCING ACTIVITIES
Short term bank credit	-	-	-
Payments on convertible debentures	(50,489)	-	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loan	-	-	1,864,579
Related parties	-	2,000	181,000
Issuance of share capital	28,740	-	28,740
Net cash provided by financing activities	(21,749)	2,000	2,055,830

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,103	-	3,103

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	2,000	2,000	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$3,103	$2,000	$3,103

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	COMMON STOCK			DEFERRED
	SHARES	AMOUNT	PAID-IN CAPITAL	STOCK COMPENSATION	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2005	12,392,896	$12	$1,436	$(51)	$(3,778)	$(2,381)

Value assigned to stock options for services	--	--	5	--	--	5
Value assigned to buy back of shares from former officer	--	--	1,694	(1,694)	--	--
Exercise of stock options	4,102,000	4	19	--	--	23
Common stock issued as consideration for extending the terms of a loan	124,750	--	46	--	--	46
Common stock issued in connection with the merger with 1stAlerts, Inc.	13,000,000	13	4,797	--	--	4,810
Common stock issued as payment of accrued interest	708,263	1	176	--	--	177
Value assigned to warrants in connection with 1stAlerts, Inc. merger	--	--	377	--	--	377
Stock options for services rendered	--		740	--	--	740
Stock options for services rendered	--	--	900	(900)	--	--
Stock issued for consulting services	65,000	--	24	-	--	24
Stock issued for consulting services	10,000,000	10	890	(900)	--	--
Shares returned by former officer and director	(453,000)	--	--	--	--	--
Stock options for services	--	--	771	(771)	--	--
Amortization of deferred compensation	--	--	--	2,716	--	2,716
Exercise of stock options	6,200,000	6	56	-	--	62
Stock options issued for consulting services	3,400,000	3	235	(238)	--	--
Stock options issued for consulting services	1,000,000	1	59	(60)	--	--
Exercise of stock options	3,484,000	3	--	--	--	3
Stock issued for settlement of litigation	384,615	1	114	--	--	115
Net loss-for the year ended December 31, 2005	--	--	--	--	(17,633)	(17,717)

Balance at December 31, 2005	54,408,524	$54,408	$22,277,000	$(1,898,000)	$(21,689,000)	$(1,210,354)
Net loss-for the year ended December 31, 2006	--	--	--	--	--	--
Other Equity Transactions-None	--	--	--	--	--	--
Balance at December 31, 2006	54,408,524	$54,408	$22,277,000	$(1,898,000)	$(21,689,000)	$(1,210,354)
Net loss-for the year ended December 31, 2007	--	--	--	--	--	(17,717)
Other Equity Transactions-None	--	--	--	--	--	--
Balance at December 31, 2008	54,408,524	$54,408	$22,277,000	$(1,898,000)	$(21,689,000)	$(1,210,354)
Stock Split	(54,579,570)	(54,579)	97,000			(579)
Stock Issued for Reverse Merger and Recission	6,500,000	6,500	76,000	--	--	84,500
Net Loss for Year ended December 31, 2009	--	--	--	--	(2,000)	(2,000)
Balance at December 31, 2009	6,566,702	$6,567	$22,450,000	$(1,898,000)	$(21,691,000)	$(1,132,433)
Stock Issued	58,150,000	58,150	1,460	--	--	59,610
Net Loss for Year ended	--	--	--	--	(153,460)	(153,460)
	64,716,702	$64,717	$22,451,460	$(1,898,000)	$(21,844,460)	$(1,226,284)

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2010 and 2009. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the year ended December 31, 2010 resulted in a net loss of $153,460 and the Company has incurred an accumulated deficit of approximately $21,851,000 through the period ended December 31, 2010.

This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described below. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Convertible Debt	1,428,571
Total as of December 31, 2009	1,428,571

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 consisted of the following (in thousands):

Computer hardware	$349,000
Less: Accumulated depreciation	199,000
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9A.  Controls and Procedures:

Disclosure Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. The Company is making every effort possible to make the disclosure controls effective as soon as possible in 2011.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company is making every effort possible to make its internal controls effective as soon as possible in 2011. See below for additional information concerning internal controls over financial reporting.

(b)

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Item 9B. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the fourth quarter of 2010 and to date for 2011, which was not so reported.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers as of December 31, 2010

The following table sets forth the names of all of our directors and executive officers, as of December 31, 2010:

Name	Age	Positions Held and Tenure
Kyle Gotshalk	36	Director and President
Cherish Adams Steven Goldberg	35	Director and Sec/Treas. Director

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

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management, as of the Date of this Report

The following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock, as well as the share holdings of the current members of management, as of the date hereof:

Name AndAddress Of BeneficialOwner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Class

Kyle Gotshalk	5,500,000	8.5%
Cherish Adams	4,500,000	7.0%

All Executive Officers and Directors as a Group	10,000,000	15.4%
Ender Company Assets, Inc.	20,000,000	30.9%
Irishmist Consultants Limited	20,000,000	30.9%

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

Item 13. Certain Relationships and Related Transactions.

None.

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

Audit-related fees were incurred in relation to our quarterly reports on Form 10-QSB and annual reports on Form 10-K/A.

Item 15. Exhibits

Exhibit No.	Exhibit Type
31.1	Certification pursuant to Section 13a-14(a) (3)

32.1	Certification pursuant to Section 1350 (3)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSUS TECHNOLOGIES INCORPORATED

Date: June 10 2011	By:	/s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer and Chief Financial Officer