Form 10-K/A
period 2010-12-31
VSUS TECHNOLOGIES INC
filed 2011-07-18
CIK 772370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

___________

FORM 10-K/A

(2nd Amendment)

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

As of July 18, 2011, the number of shares of the issuer’s Common Stock outstanding was 87,154,112

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

Other than these changes, the disclosures in this amended report are as of the initial filing date of June 10, 2011 and this report does not include subsequent events.

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

PART II

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

About Guaduas, Colombia

 Our first mining acquisition is in the town of Guaduas, Colombia.  VSUS Technologies will become a responsible neighbor in Guaduas.  The company will sponsor health centers, schools, and many other causes when needed.  Under Colombian law, mining companies are required to donate for social benefit.  Mr. Erasmo Almanza, shareholder, has strong ties to the community and expects VSUS Technologies to have the full faith and support of the Town of Guaduas. Guaduas is a municipality of 35,000 people with excellent electrical and water supply and an ample workforce. For more information on Guaduas, click.http://translate.google.com.co/translate?u=http://www.guaduas-cundinamarca.gov.co&hl=es&ie=UTF-8&sl=es&tl=en

The company has moved into the coal industry in Colombia, due to the rising prices in oil worldwide we feel that this industry is beneficial to our company and our strategy to move forward while drawing attention from the public to invest in a promising industry and company.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, the results of its operations, changes in stockholders’ equity,  and its cash flows for the years ended December 31, 2010 and 2009 and from inception (September 20, 2000) to December 31, 2010, in conformity with U.S. generally accepted accounting standards.

/s/ Malcolm L. Pollard, Inc.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

July 14, 2011

VSUS TECHNOLOGIES, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	December 31,	December 31,
	2010	2009
	(Amended)	(Amended)
ASSETS:

CURRENT ASSETS
Cash and cash equivalents	$3,103	$2,101
Notes Receivable	200,000	-0-
Other Receivables	4,029	29,000
	207,132	31,101

Property and equipment, net	--	150,000
Other Assets	75,000	75,000
	$282,132	$256,101

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts payable and accrued expenses	$230,905	$--
	230,905	--

LONG-TERM LIABILITIES
Related Party	328,000	328,000
Convertible debenture	949,511	1,000,000
Total liabilities	1,508,416	1,328,000

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' EQUITY

Common Stock $0.001 par value (Shares authorized-100,000,000;
Shares issued and outstanding-64,716,702 at December 31, 2010 and
6,566,702 at December 31, 2009)	64,716	67,101
Additional paid-in-capital	22,451,460	22,450,000
Deferred stock based compensation	(1,898,000)	(1,898,000)
Accumulated deficit	(21,844,460)	(21,691,000)
	(1,226,284)	(1,071,899)
	$282,132	$256,101

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year ended	For the Year ended	From September 20, 2000 (Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenue	$800	$--	$1,728,800

Operating expenses:
Administrative expenses	4,260	2,000	19,636,260

Total operating expenses	4,260	2,000	19,636,260

Income (loss) from operations	(3,460)	(2,000)	(17,907,460)

Financing expenses, net	-0-	-0-	3,017,000
Impairment of fixed assets	150,000		150,000
Loss on derivatives	-0-	-0-	770,000
Income (loss) before income taxes	(153,460)	(2,000)	(21,844,460)

Provision for income taxes	-	-	-

Net income (loss)	$(153,460)	$(2,000)	$(21,844,460)

Basic and diluted income (loss) per share	(0.00)	(0.00)

Weighted average number of shares outstanding	$64,716,702	$6,566,702

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED		From September 20, 2000 (Inception) to
	DECEMBER 31,		December 31,
	2010	2009	2010
CASH FLOWS-OPERATING ACTIVITIES

Net loss for the period	$(153,460)	$(2,000)	$(21,844,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed Assets	150,000	-	150,000
Stock Issued for Compensation and debt			19,756,799
Other receivables	24,870	-	4,029
Increase in accounts payable and accrued expenses	201,341	-	230,905
Net cash (used in) operating activities	222,751	(2,000)	(1,702,727)
CASH FLOWS-INVESTING ACTIVITIES
Notes receivable	(200,000)	-	(200,000)
Purchase of fixed assets	-	-	(150,000)
Net cash provided by (used in) operating activities	(200,000)	-	(350,000)

CASH FLOWS-FINANCING ACTIVITIES
Short term bank credit		-	-
Payments on convertible debentures	(50,489)	-	(50,489)
Exercise of stock options		-	32,000
Receipt of convertible loan		-	1,864,579
Related parties	-0-	2,000	181,000
Issuance of share capital	28,740	-	28,740
Net cash provided by financing activities	(21,749)	2,000	2,055,830

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,002	(0)	3,103

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	2,101	2,101	-0-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$3,103	$2,101	$3,103

The accompanying notes to these consolidated financial statements form an integral part thereof.

			Additional	Deferred
	Common Stock		Paid-In	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at January 1, 2005	12,392,896	$12	$1,436	$(51)	$(3,778)	$(2,381)

Value assigned to stock options for services	--	--	5	--	--	5
Value assigned to buy back of shares from former officer	--	--	1,694	(1,694)	--	--
Exercise of stock options	4,102,000	4	19	--	--	23
Common stock issued as consideration for extending the terms of a loan	124,750	--	46	--	--	46
Common stock issued in connection with the merger with 1stAlerts, Inc.	13,000,000	13	4,797	--	--	4,810
Common stock issued as payment of accrued interest	708,263	1	176	--	--	177
Value assigned to warrants in connection with 1stAlerts, Inc. merger	--	--	377	--	--	377
Stock options for services rendered	--		740	--	--	740
Stock options for services rendered	--	--	900	(900)	--	--
Stock issued for consulting services	65,000	--	24	-	--	24
Stock issued for consulting services	10,000,000	10	890	(900)	--	--
Shares returned by former officer and director	(453,000	--	--	-	--	--
Stock options for services	--	--	771	(771)	--	--
Amortization of deferred compensation	--	--	--	2,716	--	2,716
Exercise of stock options	6,200,000	6	56	-	--	62
Stock options issued for consulting services	3,400,000	3	235	(238)	--	--
Stock options issued for consulting services	1,000,000	1	59	(60)	--	--
Exercise of stock options	3,484,000	3	--	--	--	3
Stock issued for settlement of litigation	384,615	1	114	--	--	115
Net loss-for the year ended December 31, 2005	--	--	--	--	(17,633)	(17,717)

Balance at December 31, 2005	54,408,524	$54,408	$22,277,000	$(1,898,000)	$(21,689,000)	$(1,210,354)
Net loss-for the year ended December 31, 2006	--	--	--	--	--	--
Other Equity Transactions-None
Balance at December 31, 2006	54,408,524	$54,408	$22,277,000	$(1,898,000)	$(21,689,000)	$(1,210,354)
Net loss-for the year ended December 31, 2007	--	--	--	--	--	(17,717)
Other Equity Transactions-None
Balance at December 31, 2008	54,408,524	$54,408	$22,277,000	$(1,898,000)	$(21,689,000)	$(1,210,354)

VSUS TECHNOLOGIES, INCORPORATED

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

			Additional	Deferred
	Common Stock		Paid-In	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at December 31, 2008	54,408,524	$54,408	$22,277,000	$(1,898,000)	$(21,689,000)	$(1,210,354)
Stock Split	(54,579,570)	(54,579)	97,000	--	--	(579)
Stock Issued for Reverse Merger and Rescission	6,500,000	6,500	76,000	--	--	84,500

Net Loss for Year ended December 31, 2009	--	--	--	--	(2,000)	(2,000)
Balance at December 31, 2009	6,566,702	6,567	22,450,000	(1,898,000)	(21,691,000)	(1,132,433)
Stock Issued	58,150,000	58,150	1,460	--	--	59,610
Net Loss for Year ended
December 31, 2010	--	--	--	--	(153,460)	(153,460)

	64,716,702	$64,717	$22,451,460	$(1,898,000)	$(21,844,460	$(1,226,284)

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

Convertible Debt	1,428,571
Total as of December 31, 2010	1,428,571

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

The matters involving internal controls over financial reporting and disclosure controls and procedures that were considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; The material weaknesses were subsequently reported to management and the Board of Directors.

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

Management evaluated the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective.

The matters involving internal controls over financial reporting and procedures that were considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The material weaknesses were subsequently reported to management and the Board of Directors.

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

VSUS TECHNOLOGIES INCORPORATED

Date: July 18, 2011	By:	/s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer and Chief Financial Officer