Form 10-Q/A
period 2011-03-31
VSUS TECHNOLOGIES INC
filed 2011-07-18
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q/A

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2011
Common stock, $0.001 par value	87,154,112

EXPLANATORY NOTE:

The Company’s Board of Directors and management determined that our financial statements for the year ended March 31, 2011 need to be reissued. The Company has changed added to its statement of operations and cash flow statements total since the Company’s inception.  We have also revised “Item 4(T).  Controls and Procedures” to conform to the requirements of Item 308T(a)(1) of Regulation S-K.

Other than these changes, the disclosures in this amended report are as of the initial filing date of May 15, 2011 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$6,660	$3,103
Notes receivables	100,000	200,000
Other Receivable	4,029	4,029
	110,689	207,132
Property and equipment, net Mining Rights	75,000	-0-
Other assets	75,000	75,000
TOTAL ASSETS	$260,689	$282,132

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$200,905	$230,905
	200,905	230,905
LONG-TERM LIABILITIES
Related Party	291,500	328,000
Convertible debentures	973,511	949,511
Total liabilities	1,465,916	1,508,416
STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value;100,000,000 shares authorized , 84,704,112 and 64,716,702 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	84,704	64,716
Additional paid-in capital	22,507,472	22,451,460
Deferred stock based compensation	(1,898,000)	(1,898,000)
Accumulated deficit	(21,899,403)	(21,844,460)
Total Stockholders Equity	(1,205,227)	(1,226,284)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$260,689	$282,132

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months March 31, 2011	Three months March 31, 2010	From September 20, 2000 (Inception) to March 31, 2011
	(Unaudited)	(Unaudited)

Revenue	$--	$-	$1,728,800

Operating expenses:
Administrative expenses	54,943	2	19,691,203

Total operating expenses	54,943	2	17,962,403

Income (loss) from operations	(54,943)	(2)	(17,962,403)

Financing expenses, net	-	-	3,017,000
Impairment of fixed assets	-	-	150,000
Loss on derivatives	-	-	770,000
Income (loss) before income taxes
Provision for income taxes	-	-	-

Net income (loss)	$(54,943)	$(2)	$(21,899,403)
			-
Basic and diluted income (loss) per share	(0.00)	(0.00)
Weighted average number of shares outstanding	$57,716,702	$6,566,702	$(21,899,403)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 THREE MONTHS ENDED MARCH 31, 2011

(Unaudited)

	March 31, 2011	March 31, 2010	From September 20, 2000 (Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(54,943)	(2)	(21,899,403)
Adjustments to reconcile net loss to cash used in operating activities
Impairment of Fixed Assets	-	-	150,000
Stock Issued for Compensation and Debt	-	-	19,756,799
Other Receivables	-	-	4,029
Increase (Decrease) in:
Accounts payable and accrued expenses	(30,000)	1	200,905
Net Cash Used In Operating Activities	(84,943)	-	(1,787,670)
CASH FLOWS-INVESTING ACTIVITIES
Notes receivable	100,000	-	(100,000)
Mining Rights Purchases	(75,000)	-	(75,000)
Purchase of fixed assets	-	-	(150,000)
Net cash provided by (used in) operating activities	25,000	-	(325,000)

CASH FLOWS-FINANCING ACTIVITIES
Payments on convertible debentures	-	-	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loan	24,000	-	1,888,579
Related parties	(36,500)	2,000	144,500
Issuance of share capital	76,000	-	104,740
Net cash provided by financing activities	63,500	2,000	2,119,330

NET INCREASE IN CASH	3,557	(1)	6,660

CASH AT BEGINNING OF PERIOD	3,103	2	-0-
CASH AT END OF PERIOD	$6,660	1	6,660

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

Convertible Debt	949,511
Total as of March 31, 2011	949,511

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

Item 3 - MANAGEMENT DISCUSSION AND ANALYSIS

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