Form 10-Q
period 2011-06-30
VSUS TECHNOLOGIES INC
filed 2011-08-19
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2011
Common stock, $0.001 par value	87,154,112

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$1,031	$3,103
Other receivables	24,029	4,029
Notes Receivable	100,000	200,000
	125,060	207,132
Property and equipment, net Mining Rights	75,000	-0-
Other assets	75,000	75,000
TOTAL ASSETS	$275,060	$282,132
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$220,905	$230,905
	220,905	230,905
LONG-TERM LIABILITIES
Related Party	291,500	328,000
Convertible debentures	973,511	949,511
Total liabilities	1,485,916	1,508,416
STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value;100,000,000 shares authorized , 87,154,112 and 64,716,702 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	87,154	64,716
Additional paid-in capital	22,505,022	22,451,460
Deferred stock based compensation	(1,898,000)	(1,898,000)
Accumulated deficit	(21,905,032)	(21,844,460)
Total Stockholders Equity	(1,210,856)	(1,226,284)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$275,060	$282,132

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From September 20, 2000
	Three months	Three months	Six months	Six months	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$23,101	$-	$23,101	$-	$1,751,901
Cost of Sales	22,001	-	22,001	-	22,001
	1,101	-	1,101	-	1,729,900

Operating expenses:
Administrative expenses	6,730	44	61,673	64	19,697,932

Total operating expenses	6,730	44	61,673	64	(19,697,932)

Income (loss) from operations	(5,629)	(44)	(60,572)	(64)	(17,968,032)

Financing expenses, net	-	-	-	-	(3,017,000)
Impairment of fixed assets	-	-	-	-	(150,000)
Loss on derivatives	-	-	-	-	(770,000)
Income (loss) before income taxes	(5,629)	(44)	(60,572)	(64)	(21,905,032)
Provision for income taxes
Net income (loss)	(5,629)	(44)	(60,572)	(64)	(21,905,032)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	57,716,702	6,566,702	57,716,702	11,716,702

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 SIX MONTHS ENDED JUNE 30, 2011

(Unaudited)

	June 30,	June 30,	From September 20, 2000 (Inception) to June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(60,572)	$(64)	$(21,905,032)
Adjustments to reconcile net loss to cash used in operating activities
Impairment of Fixed Assets			150,000
Stock Issued for Compensation and Debt	-	-	19,756,799
Other Receivables	(20,000)		(15,971)
Increase (Decrease) in:
Accounts payable and accrued expenses	(10,000)	-	(220,905)

Net Cash Used In Operating Activities	(90,572)	(64)	(1,793,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in notes receivable	100,000	-	(100,000)
Increase in convertible debentures	24,000	-	1,888,579
Decrease in amounts due to Related Parties	(36,000)	-	144,500
Purchase of Fixed Assets	-	(7)	(150,000)

Net Cash Provided by Financing Activities	87,500	(7)	1,783,079

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on convertible loans
Exercise of stock options	-	-	(50,489)
Common stock issued for investment	-	5	32,000
Common stock issued for services	-	59	-
Common stock issued for conversion of notes	76,000	7	104,740
Mining Rights	(75,000)	-	(75,000)

Net Cash Provided by Investing Activities	1,000	71	11,251

NET INCREASE IN CASH	(2,072)	(-)	1,031

CASH AT BEGINNING OF PERIOD	3,103	-	-

CASH AT END OF PERIOD	$1,031	$1	$1,031

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended June 30, 2011.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended June 30, 2011 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the years ended June 30, 2011, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2011. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the six months ended June 30, 2011 resulted in a net loss of $60,572 and the Company has incurred an accumulated deficit of approximately $22,000,000 through the period ended December 31, 2010.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the year ended June 30, 2011, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Convertible Debt	949,511
Total as of June 30, 2011	949,511

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

NOTE 8 - CONVERTIBLE LOAN AND SERIES A CONVERTIBLE PREFERRED STOCK

The note and warrants described was rescinded on June 24, 2009.

NOTE 9 - CONVERTIBLE DEBENTURES

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

NOTE 10- SHAREHOLDERS' EQUITY

STOCK OPTION GRANTS AND EXERCISES

None

PREFERRED STOCK

Preferred stock has been returned to treasury with rescission agreement.

NOTE 11 – COMMITMENT AND CONTINGENCIES

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

We are a development stage enterprise. To date we have incurred significant losses from operations and, at December 31, 2010, had an accumulated deficit of $22,000,000. At June 30, 2011 we had $1,031 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Three and Six months Ended June 30, 2010 Compared to the Three and Six months Ended June 30, 2011

Revenue: Revenue was $23,101 for the three and six months ended June 30, 2011 as compared to none for the three and six months ended June 30, 2010.The increase is due to initial revenue realized form the start of production in the Guaduas, Columbia mine.

Cost of Sales:  Cost of sales was $22,001 for the three and six months ended June 30, 2011 as compared to none for the three and six months ended June 30, 2010.The increase is due to initial revenue realized form the start of production in the Guaduas, Columbia mine.

General and Administrative Expenses: Selling, general and administrative expenses increased from $44 and $64 for the three and six months ended June 30, 2010 to  $6,730 and $61,673  for the three and six months ended June 30, 2011 due to costs associated with the operations of the public company for professional fees and consultants.

Net loss increased to $5,629 and $60,572 for the three and six months ended June 30, 2011 from net loss of $44 and $64 for the three and six months ended June 30, 2010, due to the above analysis of Income and Expenses.

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

ITEM 4T. CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our chief  financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, June 30, 2011.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the above evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective for the current quarter. Management identified the following control deficiencies that led to our assessment of the ineffectiveness of disclosure controls and procedures: (1) an inadequate segregation of duties consistent with control objectives; and (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

 Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures as of June 30, 2011 are not effective due to material weaknesses in our internal controls over financial reporting described above, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating and continuing to rectify the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

b) Changes in Internal Control over Financial Reporting

During the Quarter ended June 30, 2011, except as discussed on section (a) above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending June 30, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending June 30, 2011, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended June 30, 2011

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2011.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2011.

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

VSUS TECHNOLOGIES INCORPORATED.

Date: August 19, 2011	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer and Chief Financial Officer