Form 10-Q
period 2011-09-30
VSUS TECHNOLOGIES INC
filed 2011-11-14
CIK 772370

U.S. Securities and Exchange Commission

Washington, D.C. 20549

___________________

FORM 10-Q

____________________

(Mark One)

 X . Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common stock, $0.001 par value	47,253,268

VSUS TECHNOLOGIES INCORPORATED

PART I – FINANCIAL STATEMENTS

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$381	$3,103
Other Receivables	-	4,029
Notes Receivable	40,000	200,000
Total Current Assets	40,381	207,132

PROPERTY AND EQUIPMENT, net	-	-

Mining Rights	75,000	-
Other Assets	75,000	75,000

TOTAL ASSETS	$190,381	$282,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	$224,905	$230,905
Total Current Liabilities	224,905	230,905

LONG-TERM LIABILITIES

Related Party	291,500	328,000
Convertible Debentures	438,065	949,511

TOTAL LIABILITIES	954,470	1,508,416

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 20,000,000 shares authorized 10,000,000and -0- shares issued and outstanding at September 30, 2011 and December 31, 2010 (respectively)	10,000	-
Common stock, $.001 par value; 200,000,000 shares authorized 47,253,268 and 83,715,000 shares issued and outstanding at September 30, 2011 and December 31, 2010 (respectively)	47,253	64,716
Additional Paid in Capital	22,821,391	22,451,460
Deferred stock based compensation	(1,898,000)	(1,898,000)
Accumulated Deficit	(21,969,638)	(21,844,460)
TOTAL STOCKHOLDERS' EQUITY	(34,524)	(1,226,284)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$190,381	$282,132

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From September 20, 2000
	Three months	Three months	Nine months	Nine months	(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$23,101	$-	$1,728,800
Cost of Sales	-	-	22,001	-
Gross Profit	-	-	1,100	-	1,728,800

Operating expenses:
Administrative expenses	64,606	228	126,279	292	19,761,438

Total operating expenses	64,606	228	126,279	292	19,761,438

Income (loss) from operations	(64,606)	(228)	(125,179)	(292)	(18,032,638)

Financing expenses, net	-	-	-	-	(3,017,000)
Impairment of fixed assets	-	-	-	-	(150,000)
Loss on derivatives	-	-	-	-	(770,000)
Income (loss) before income taxes	(64,606)	(228)	(125,179)	(292)	(21,969,638)
Provision for income taxes
Net income (loss)	$(64,606)	$(228)	$(125,179)	$(292)	$(21,969,638)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	57,716,702	6,566,702	57,716,702	11,716,702

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 NINE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

			From September 20,
	Nine Months Ended	Nine Months Ended	2000 (Inception)
	September 30, 2011	September 30, 2010	to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(125,179)	$(292)	$(21,969,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	-	-	150,000
Stock Issued for Compensation and Debt	101,000		19,797,226
Decrease (Increase) in assets:
Other Receivables	4,029	-	-
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	(6,000)	-	224,905
Net Cash Used In Operating Activities	(26,150)	(292)	(1,797,507)
Cash Flows from Investing Activities
Purchase of Fixed Assets	-	-	(150,000)
Purchase of Mining Rights	(75,000)	-	(75,000)
Common Stock Issued for investment	30,000	501	33,298
Common Stock issued for conversion of notes	-	7	-
Common stock issued for services	-	59	-
Net Cash( Used In) Provided by Investing Activities	(45,000)	567	(191,702)
Cash Flows from Financing Activities
Decrease in convertible debentures	-	(7)	1,838,090
Decrease in amounts due related party	8,428	-	291,500
Decrease in notes receivable	60,000	-	(140,000)
Net Cash Provided by(Used In) Financing Activities	68,428	(7)	1,989,590

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,722)	268	381
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,103	2	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$381	$270	$381
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended September 30, 2011.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended September 30, 2011 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the years ended September 30, 2011, the Company did not grant any stock options.

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

NOTE 3 - GOING-CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception. Management anticipates incurring additional losses in 2011. Further, the Company may incur additional losses thereafter, depending on its ability to generate revenues from the licensing or sale of its technologies and products. The Company's technologies and products have never been utilized on a large-scale commercial basis and there is no assurance that any of its technologies or products will receive market acceptance. As reflected in the accompanying consolidated financial statements, the Company's operations for the nine months ended September 30, 2011 resulted in a net loss of $125,179 and the Company has incurred an accumulated deficit of approximately $22,000,000 through the period ended December 31, 2010.

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

NOTE 6 - COMMON STOCK

LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted-average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into Common Stock based upon the average market price of common shares outstanding during the period. For the year ended September 30, 2011, no effect has been given to outstanding options, warrants, convertible debentures and convertible preferred stock in the diluted computation, as their effect would be anti-dilutive.

Securities that could potentially dilute basic earnings per share (EPS) in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Convertible Debt	438,065
Total as of September 30, 2011	438,065

(1) Based on conversion rate of .70%, based on the average of the “last sale” posted on pinsheets.com for the five trading days preceding the day on which the payment/conversion demand is made to VSUT.

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

NOTE 10- SHAREHOLDERS' EQUITY

STOCK OPTION GRANTS AND EXERCISES

None

PREFERRED STOCK

The Company currently has 20 million shares of preferred stock authorized of which 10 million is issued and outstanding. The Company issued 10 million shares of common stock to its CEO Kyle Gotshalk for services rendered in the past quarter. The preferred shares were valued for $25,000 based on the market price of the Company’s common stock.

NOTE 11 – COMMITMENT AND CONTINGENCIES

The Company has a Note, the lender agrees to make advances to the Company within three business days of requests. The requests can be for no less that $5000. The notes have an interest rate of 12% and are due payable including interest by January 2012.  To date the Company is owed $40,000.

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

We are a development stage enterprise. To date we have incurred significant losses from operations and, at December 31, 2010, had an accumulated deficit of $22,000,000. At September 30, 2011 we had $1,031 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Three and Nine months Ended September 30, 2010 Compared to the Three and Nine months Ended September 30, 2011

Revenue: Revenue was -0- and $23,101 for the three and nine months ended September 30, 2011 as compared to none for the three and nine months ended September 30, 2010.The increase is due to initial revenue realized form the start of production in the Guaduas, Columbia mine.

Cost of Sales:  Cost of sales was -0- and  $22,001 for the three and nine months ended September 30, 2011 as compared to none for the three and nine months ended September 30, 2010.The increase is due to initial revenue realized form the start of production in the Guaduas, Columbia mine.

General and Administrative Expenses: Selling, general and administrative expenses increased from $228 and $292 for the three and nine months ended September 30, 2010 to  $64,606 and $126,279  for the three and nine months ended September 30, 2011 due to costs associated with the operations of the public company for professional fees and consultants.

Net loss increased to $64,606 and $125,179 for the three and nine months ended September 30, 2011 from net loss of $228 and $292 for the three and nine months ended September 30, 2010, due to the above analysis of Income and Expenses.

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

ITEM 4T. CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our principal accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, September 30, 2011.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the above evaluation, our chief executive officer and our principal accounting officer concluded that our disclosure controls and procedures were not effective for the current quarter. Management identified the following control deficiencies that led to our assessment of the ineffectiveness of disclosure controls and procedures: (1) an inadequate segregation of duties consistent with control objectives; and (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

 Based on that evaluation, our chief executive officer and our principal accounting officer have concluded that our disclosure controls and procedures as of September 30, 2011 are not effective due to material weaknesses in our internal controls over financial reporting described above, and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating and continuing to rectify the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

b)

Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2011, except as discussed on section (a) above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending September 30, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending September 30, 2011, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities during the period ended September 30, 2011

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2011.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2011.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,.

VSUS TECHNOLOGIES INCORPORATED.

Date: November 10, 2011	By: /s/ Kyle Gotshalk
Kyle Gotshalk
Chief Executive Officer and Principal Accounting Officer