Form 10-K
period 2011-12-31
VSUS TECHNOLOGIES INC
filed 2012-04-16
CIK 772370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

___________

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(310) 309-9080

Issuer's telephone number

_________________________________________

  (Former Name and Former Address, if Changed since Last Report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   X . Yes       . No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      . Yes  X . No

The issuer had no revenues for its most recent fiscal year.

As of December 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of such common equity on the OTC Bulletin Board, and was approximately $2,630,765. There are approximately 17,538,421 shares of Common Stock of the issuer not held by affiliates.

As of April 16, 2012, the number of shares of the issuer’s Common Stock outstanding was 59,244,247.

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

·

trends affecting our financial condition or results of operations for our limited history;

·

our business and growth strategies;

·

our technology;

·

the Internet; and

·

our financing plans.

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors. Some factors that could adversely affect actual results and performance include:

·

our limited operating history;

·

our lack of sales to date;

·

our future requirements for additional capital funding;

·

the failure of our technology and products to perform as specified;

·

the discontinuance of growth in the use of the Internet;

·

our failure to integrate certain acquired businesses with our business;

·

the enactment of new adverse government regulations; and

·

the development of better technology and products by others.

You should carefully consider and evaluate all of these factors. In addition, we do not undertake to update forward-looking statements after we file this report with the Securities and Exchange Commission, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

Item 1. Business.

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

On April 14, 2005, VSUS Technologies Incorporated acquired 1stAlerts, Inc., a Delaware corporation (“1stAlerts”), a company that develops, markets and sells software applications, when 1stAlerts merged with and into the Company's wholly-owned Delaware subsidiary, First Info Network, Inc., hereinafter referred to as the “1stAlerts Acquisition”. At the time of the 1stAlerts Acquisition, among other things: (i) the Company exchanged 13,000,000 shares of its Common Stock, and 200 shares of its Series B Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, (ii) the Company issued 1,861,841 of its Class A Warrants in exchange for warrants to purchase shares of Common Stock of 1stAlerts, (iii) the Company assumed $4,565,000 of promissory and convertible notes from 1stAlerts, and (iv) certain officers and directors of 1stAlerts became officers and directors of the Company. The 200 shares of series B Participating Preferred Stock, the 1,861,841 Class A Warrants which were never registered and a portion of the Convertible Notes were cancelled as a part of the June 24, 2009 Rescission Agreement with 1st Alerts. The Company returned all of the Capitol stock of 1st Alerts as part of the 2009 Rescission Agreement. No remaining 1st Alerts Officers and Directors currently serve as Officers or Directors of the Company.

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

1st Alerts agrees that as consideration for the execution of this Rescission Agreement, it shall: (a) relinquish and forever waive any ownership claim or right to the 13,000,000 shares of VSUT common stock issued to the shareholders of 1st, or their designees pursuant to the terms of the Acquisition Agreement; including 200 shares of participating preferred shares issued subsequent to the Acquisition Agreement, and (b) to delivered forthwith to VSUT said shares, medallion guaranteed, with a notarized third party release, and notarized corporate resolution from 1st.

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

On February 24, 2011, VSUS Technologies, Inc., a Delaware corporation (the “Company”), closed the Final Purchase Agreement (the “Agreement”) with Erasmo Alfredo Almanza Latorre, a Columbian Citizen. The agreement provides for the acquisition of LA TABAQUERA COAL MINE (LA TABAQUERA) with Concession Contract No. ILE-09551, granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining.

Pursuant to the Agreement and addendum, the Company purchased 100% of LA TABAQUERA and any and all of  its subsidiaries. The consideration paid to Erasmo Almanza is an aggregate of 5,606,410 full paid and nonassessable shares of Common Stock of the Company (the “Shares”), for 100% of all of the outstanding shares of LA TABAQUERA, and $100,000.00 in cash payments.

Overview

About VSUS Technologies, Inc. (Coking Coal) Burns Hotter

Preferred By Steel Mills (VSUT.PK)

VSUS Technologies is a growing company specializing in acquisitions of revenue generating businesses. The company has daily interactions with possible acquisition targets looking to expand our operations and the company revenue stream. We have acquired a mining concession by the name of La Tabaquera in Colombia. Over the past year the Company has continued to search for the right business plan and business model to add to the company's overall value. With core values of environmental and capital stewardship, we will strive to become good environmental neighbors and provide all shareholders operating and financial transparency. Our Company will have three revenue producing business units in Colombia: coking and coal mining in Guaduas, Colombia, docks and river transportation along the Magdalena River, and a coal export terminal on the northern coast of Colombia. The Company is also exploring allegiances with U.S. universities to study capturing Coal Bed Methane (CBM) in Colombia.

Industry Background

The company has moved into the coal industry in Colombia, due to the rising prices in oil worldwide we feel that this industry is beneficial to our company and our strategy to move forward while drawing attention from the public to invest in a promising industry and company.

About Guaduas, Colombia

Our first mining acquisition is in the town of Guaduas, Colombia.  VSUS Technologies will become a responsible neighbor in Guaduas.  The company will sponsor health centers, schools, and many other causes when needed.  Under Colombian law, mining companies are required to  donate for social benefit.  Mr. Erasmo Almanza, shareholder, has strong ties to the community and expects VSUS Technologies to have the full faith and support of the Town of Guaduas.  Guaduas is a municipality of 35,000 people with excellent electrical and water supply and an ample workforce.   For more information on Guaduas, click...  http://translate.google.com.co/translate?u=http://www.guaduas-cundinamarca.gov.co&hl=es&ie=UTF-8&sl=es&tl=en. VSUS Technologies, Inc. (VSUT.PK), through its wholly owned subsidiary, will acquire, explore and develop coal mining concessions in Colombia.   Our first acquisition, La Tabaquera Concession Contract No. ILE-09551 (“The Concession”) granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining (INGEOMINAS), will allow us to enter the growing Colombian coal mining industry.  We will implement new US mining technologies to  provide innovative approaches to geological engineering, and clean coal mining in Colombia.

Colombia Coal Sector

According to the World Energy Council, Colombia had 6,814 million short tons (MMst) of recoverable coal reserves in 2007, consisting largely of bituminous coal and a small amount of metallurgical coal. The country has the second-largest coal reserves in South America, slightly behind Brazil.  Colombia’s coal is relatively clean-burning, with a sulfur content of less than 1 percent.   Over the past decade, production has more than doubled, reaching 86.7 MMst in 2008. Colombia’s coal consumption was only 5.2 MMst in 2008, leaving most of the country’s production available for export; in 2008, Colombia was the fourth-largest net coal exporter in the world.

Sector Organization

Colombia completed the privatization of its coal sector in 2004 with the closing of Minercol, the former state-owned coal company. The largest coal producer in Colombia is the Carbones del Cerrejon consortium, composed of Anglo-American, BHP Billiton, and Glencore. Drummond  Co. operates the second-largest coal mine in Colombia, La Loma producing about 20 MMst per year.

Exports

Currently, most Colombia coal exports go to Europe, North America, and Latin America, as the vast majority of Colombia’s coal producing and exporting infrastructure is located on the Caribbean coast. Coal is an important part of the Colombian economy: in 2009, coal represented about one-quarter of total export earnings, and mining taxes and royalties paid to the Colombian government exceeded $1 billion. During the first nine months of 2009, the United States imported 13.6 MMst of coal from Colombia, about 80 percent of total U.S. coal imports.

According to media reports, Colombia began exporting sizable quantities of coal to Asian markets, especially China, in 2009. A combination of higher prices in Asia, lower freight costs, and falling exports to the United States created the conditions for such an opportunity. It is possible that the expansion of the Panama Canal (currently slated for completion by 2015) could facilitate greater exports of Colombian coal to Asia in the future.

Coal Bed Methane

Coal bed methane (CBM) is a gaseous hydrocarbon that occurs along with coal reserves. It is similar to natural gas and can be transported and used in similar ways.  CBM has the potential to dramatically increase Colombia’s proven natural gas reserves, facilitate greater domestic production, and potentially allow additional exports to neighboring countries.

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

Item 1A. Risk Factors.

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

We may require additional capital to proceed with our long-term business plan. If we are unable to obtain such capital in future years, we may be unable to proceed with our long-term business plan.

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

Permits or licenses may be required from federal, state or local governmental authorities to operate or to sell certain coal material. No assurances can be given that such permits or licenses will be obtainable. We may be required to comply with future national and/or international legislation.

Risks relating to our Common Stock and other securities

Our Common Stock price may be volatile.

The market prices of securities of Coal Mining companies are volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies. Factors that may contribute to the volatility of the trading price of our Common Stock include, without limitation:

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

•

public reports concerning our products or technology or those of our competitors; and

•

the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us. In addition to the foregoing factors, the trading prices for equity securities in the stock market in general.

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

As of the date hereof, our current executive officers, directors and holders of 5% or more of our outstanding Common Stock together beneficially owned approximately 68.41 of our outstanding Common Stock, assuming they exercised all of the currently vested stock options and warrants held by them. These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

As of the date hereof, we had outstanding 50,344,097 shares of Common Stock of which approximately a large number are shares are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of certain shares of our issued and outstanding Common Stock. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of our Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital through the sale of our equity securities.

We have authorized 20,000,000 shares of preferred stock, 10,000,000 shares are issued, which may affect the likelihood of a change of control in our company.

Our board of directors has the authority, without further action by the stockholders, to issue 10,000,000 shares of preferred stock on such terms and with such rights, preferences and designations as it may determine, in its sole discretion. Such terms may include restricting dividends on our Common Stock, dilution of the voting power of our Common Stock, or impairing the liquidation rights of the holders of our Common Stock. The board has already authorized classes of Series A Convertible Preferred Stock and Series B Participating Preferred Stock.  Issuance of such preferred stock, depending on the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the year ended December 31, 2011, and subsequent periods through the date hereof, no matters were submitted to a vote of our stockholders, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

2011	High	Low
First Quarter	$0.51	$0.07
Second Quarter	0.74	0.30
Third Quarter	0.55	0.08
Fourth Quarter	0.30	0.05

2010	High	Low
First Quarter	$0.015	$0.015
Second Quarter	1.70	0.015
Third Quarter	0.40	0.10
Fourth Quarter	0.10	0.07

Holders

As of the date hereof, the aggregate number of shares of our Common Stock outstanding is 59,244,247 held of record by approximately 258 registered holders.

Dividends

We have not declared any cash dividends with respect to our Common Stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty.

Under our restated certificate of incorporation, our board of directors, without further action by our stockholders, is authorized to issue up to 20,000,000 shares of preferred stock, in one or more series. The board of directors may designate the preferred shares as to series, preferences, limitations and other provisions as the board of directors may designate from time to time. Of our 20,000,000 authorized shares of preferred stock, (i) 10,000,000 shares have been designated as Series A Convertible Preferred Stock, of which 10,000,000 are currently issued and outstanding, and issued to Kyle Gotshalk, and voting power if shares were to be converted equates to 51%, and 66 2/3% voting rights (ii) are undesignated.

Securities Authorized for Issuance Under Equity Compensation.

None.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

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

We are a development stage enterprise. To date we have incurred significant losses from operations and, at December 31, 2011, had an accumulated deficit of approximately $24,000,000. At December 31, 2011 we had $49 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Revenue: Revenue was $-0- in the year ended December 31, 2011, as compared to $800 in the year ended December 31, 2010.

General and Administrative Expenses: Selling, general and administrative expenses increased from $4,260 for the year ended December 31, 2010 to $697,560 for year ended December 31, 2011 due to costs associated with the operations of the public company in including professional fees.

Net loss increased to $2,099,183 for the year ended December 31, 2011 from net loss of $153,460 for the year ended December 31, 2010, due increased stock issuances for services and a loss on derivative instruments.

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

Since inception, we have primarily funded our operations from private placements of debt and equity. Until such time as we are able to generate adequate revenues we cannot assure that cash from the issuance of debt securities, the exercise of existing warrants and the placements of additional equity securities will be sufficient to fund our long-term research and development and general and administrative expenses.

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data.

Financial Statements for the years ended December 31, 2011 and 2010 (see pages F-1 through F-15, hereof)

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

VSUS Technologies, Inc. and Subsidiaries

Canyon Country, California

We have audited the accompanying consolidated balance sheet of VSUS Technologies, Inc. and its subsidiary, a development stage company, (collectively, the “Company") as of December 31, 2011, and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the year then ended These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSUS Technologies, Inc. and its subsidiary as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit and has incurred significant losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 16, 2012

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

/s/ Malcolm L. Pollard, Inc.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

July 14, 2011

VSUS TECHNOLOGIES, INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS:

CURRENT ASSETS
Cash and Cash Equivalents	$49	$3,103
Notes Receivable	-	200,000
Other Receivables	-	4,029
Total Current Assets	49	207,132

Mining Rights	100,000	75,000
Total Assets	$100,049	$282,132

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES
Accrued Liabilities	$256,229	$230,905
Accrued Liabilities & Accrued Interest – Related Parties	406,482	152,311
Derivative Liability	107,575	-
Short Term Convertible Debt – Related Party	76,728	-
Short Term Debt – Related Party	328,000	-
Total Current Liabilities	1,175,014	383,216

LONG-TERM LIABILITIES
Long Term Debt - Related Party	-	328,000
Long Term Debt – Related Party	-	797,200
Total Liabilities	1,175,014	1,508,416

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT
Common Stock $0.001 par value (Shares authorized-100,000,000; Shares issued and outstanding-50,344,097 at December 31, 2011 and 64,716,701 at December 31, 2010)	50,344	64,716
Preferred Stock $0.001 par value (Shares authorized-20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,0000,000 Shares designated. Shares issued and outstanding-10,000,000 at December 31, 2011 and -0- at December 31, 2010	10,000	-
Additional paid-in-capital	22,868,334	22,451,460
Subscription Receivable	(60,000)	-
Deferred stock based compensation	-	(1,898,000)
Deficit accumulated during the development stage	(23,943,643)	(21,844,460)
Total stockholders’ deficit	(1,074,965)	(1,226,284)
Total Liabilities and Stockholders’ Deficit	$100,049	$282,132

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended	For the Year ended	From September 20, 2000 (Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
			(Unaudited)
Revenue	$-	$800	$1,728,800

Operating expenses:
Impairment of assets	75,000	150,000	225,000
Administrative expenses	667,560	4,260	20,303,820

Total operating expenses	742,560	4,260	20,528,820

Loss from operations	(742,560)	(3,460)	(18,800,020)

Financing expenses, net	-	-	3,017,000
Loss on settlement of debt	298,996	-	298,996
Interest expense	127,245	-	127,245
Loss on derivatives	930,382	-	1,700,382

Net loss	$(2,099,183)	$(153,460)	$(23,943,643)

Basic and diluted loss per share	$(0.03)	$(0.00)

Weighted average number of shares outstanding	70,160,610	64,716,702

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED		From September 20, 2000 (Inception) to
	DECEMBER 31,		December 31,
	2011	2010	2011
CASH FLOWS-OPERATING ACTIVITIES			(Unaudited)

Net loss for the period	$(2,099,183)	$(153,460)	$(23,943,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Assets	75,000	150,000	225,000
Stock Issued for compensation and debt	294,225	-	19,281,024
Loss on settlement of debt	298,996	-	298,996
Loss on derivative liability	930,382	-	1,700,382
Changes in operating assets and liabilities:
Change in other receivables	4,029	24,870	8,058
Change in accounts payable and accrued expenses	103,326	201,341	334,231
Change in accrued expenses and interest – related party	281,171	-	281,171
Net cash (used in) operating activities	(112,054)	222,751	(1,814781)
CASH FLOWS-INVESTING ACTIVITIES
Notes receivable	-	(200,000)	(200,000)
Cash Paid for mining rights	(45,000)	-	(45,000)
Purchase of fixed assets	-	-	(150,000)
Net cash provided by (used in) operating activities	(45,000)	(200,000)	(395,000)

CASH FLOWS-FINANCING ACTIVITIES
Payments on convertible debentures	-	(50,489)	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loan	-	-	1,864,579
Related parties	-	-	181,000
Issuance of shares for cash	154,000	28,740	182,740
Net cash provided by (used in) financing activities	154,000	(21,749)	2,209,830

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,054)	1,002	49

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	3,103	2,101	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$49	$3,103	$49

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,000	$-	$10,000
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Reclassification of note receivable and accrued expenses	$160,000	$-	$-
Reclassification of note receivable to subscription receivable	40,000	-	-
Common stock issued for subscription receivable	20,000	-	20,000
Common stock issued for conversion of notes payable	720,473	-	720,473
Settlement of derivative liabilities through conversion of related notes	822,807	-	822,807
Payable accrued for mining rights	55,000	-	55,000

The accompanying notes to these consolidated financial statements form an integral part thereof.

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						ADDITIONAL	DEFERRED
	COMMON STOCK		PREFERRED STOCK		SUBSCRIPTION	PAID-IN	STOCK BASED	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	RECEIVABLE	CAPITAL	COMPENSATION	DEFICIT	TOTAL
		$		$	$	$	$	$	$
Balance at January 1, 2006	54,408,524	54,408	-	-	-	22,277,000	(1,898,000)	(21,689,000)	(1,210,354)
Net loss-for the year ended December 31, 2006	-	-	-	-	-	-	-	-	.
Other Equity Transactions-None	-	-	-	-	-	-	-	-	-
Balance at December 31, 2006	54,408,524	54,408	-	-	-	22,277,000	(1,898,000)	(21,689,000)	(1,210,354)
Net loss-for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(17,717)
Other Equity Transactions-None	-	-	-	-	-	-	-	-	-
Balance at December 31, 2008	54,408,524	54,408	-	-	-	22,277,000	(1,898,000)	(21,689,000)	(1,210,354)
Stock Split	(54,341,823)	(54,342)	-	-	-	52,409	-	-	(1,933)
Stock Issued for Reverse Merger and Rescission	6,500,000	6,500	-	-	-	57,591	-	-	64,091
Net Loss for Year ended December 31, 2009	-	-	-	-	-	-	-	(2,000)	(2,000)
Balance at December 31, 2009	6,566,701	6,567	-	-	-	22,450,000	(1,898,000)	(21,691,000)	(1,132,433)

(CONTINUED)

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						ADDITIONAL	DEFERRED
	COMMON STOCK		PREFERRED STOCK		SUBSCRIPTION	PAID-IN	STOCK BASED	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	RECEIVABLE	CAPITAL	COMPENSATION	DEFICIT	TOTAL
		$		$	$	$	$	$	$
Balance at December 31, 2009	6,566,701	6,567	-	-	-	22,450,000	(1,898,000)	(21,691,000)	(1,132,433)
Stock Issued	58,150,000	58,150	-	-	-	1,460	-	-	59,610
Net Loss for Year ended December 31, 2010	-	-	-	-	-	-	-	(153,460)	(153,460)
Balance December 31, 2010	64,716,701	64,717	-	-	-	22,451,460	(1,898,000)	(21,844,460)	(1,226,283)
Stock Issued for Conversions of Notes Payable	11,095,986	11,096	-	-	-	709,377	-	-	720,473
Loss on Settlement of Debt	-	-	-	-	-	298,996	-	-	298,996
Stock Issued for Employee Compensation	11,500,000	11,500	-	-	-	188,500	-	-	200,000
Stock Issued for Cash	2,000,000	2,000	-	-	-	152,000	-	-	154,000
Stock Issued to Acquire La Tabaqueria Mine	5,606,410	5,606	-	-	-	(5,606)	-	-	-
Stock Issued for Subscription Receivables and Reclassification of Subscription Receivable from Notes Receivable	250,000	250			(60,000)	19,750			(40,000)
Preferred Stock Issued for Services	-	-	10,000,000	10,000	-	(10,000)	-	-	-
Common Stock Returned to Treasury	(46,000,000)	(46,000)	-	-	-	46,000	-	-	-
Stock Issued for Services	1,175,000	1,175	-	-	-	80,550	-	-	81,725
Amortization of Warrants Issued for Services	-	-	-	-	-	12,500	-	-	12,500
Settlement of derivative liabilities through conversion of related notes	-	-	-	-	-	822,807	-	-	822,807
Reclassification of Deferred Stock Based Compensation	-	-	-	-	-	(1,898,000)	1,898,000	-	-
Net Loss for Year ended December 31, 2011	-	-	-	-	-	-	-	(2,099,183)	(2,099,183)
Balance December 31, 2011	50,344,097	50,344	10,000,000	10,000	(60,000)	22,868,334	-	(23,943,643)	(1,074,965)

The accompanying notes to these consolidated financial statements form an integral part thereof

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND HISTORY

VSUS Technologies Incorporated (the “Company”) was incorporated in Delaware on September 20, 2000. Following its establishment, the Company organized, at the end of 2000, two wholly-owned subsidiaries: Safe Mail International Ltd., a company registered in the British Virgin Islands and Safe Mail Development Ltd., a company registered in Israel. As of August 31, 2004, the Company established two additional wholly-owned subsidiaries: VSUS Secured Services, Inc., a Delaware corporation and First Info Network, Inc., a Delaware corporation. Since inception, and until a recent shift in the focus of its business operations, the Company had been a developer and marketer of highly secure communications systems for use over the Internet.

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

VSUS Technologies, Inc. (the “Company”) specializes in acquisitions of revenue generating businesses. During 2011, we have signed an agreement and acquired La Tabaquera, a Columbian company whose sole asset is a mining concession in Colombia.  See Note 4 for details.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of VSUS Technologies, Inc.  and its wholly-owned subsidiary La Tabaquera. Intercompany balances and transactions have been eliminated in consolidation.

Development Stage

The Company has not produced significant revenues from its principal business and is a development stage company as defined by ASC 915, Development Stage Entities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the condensed financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of condensed financial statements; accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of year ended or less to be cash equivalents.  Cash equivalents include cash on hand and cash in the bank.

Impairment of Long-Lived Assets

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

During 2011, the Company evaluated its mining rights for impairment and determined that the fair value of its mining rights acquired during 2010 was $0, resulting in an impairment loss of $75,000 for the year ended December 31, 2011.

 Asset Retirement Obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation. As of December 31, 2011, the Company had not begun development activities and therefore has not recorded a liability.

Goodwill and Other Intangible Assets

In accordance with ASC Topic 350 "Goodwill and Other Intangible Assets," the Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”).  ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in California.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Fair Value of Financial Instruments

The Company financial instruments consist primarily of cash, affiliate receivable, settlement receivable, accounts payable and accrued expenses and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The standard provides a consistent definition of fair value, which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based measurements.

The three-level hierarchy for fair value measurements is defined as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table sets for the Company’s liabilities that are measured at fair value on a recurring basis:

Liabilities	Total	Level 1	Level 2	Level 3
Derivative Liability	$ 107,575	-	-	$ 107,575

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

The Company does not believe any recently issued accounting pronouncements issued by the FASB and the SEC will have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, VSUS Technologies, Inc. incurred net losses of $2,099,183 and $153,460 for the years ended December 31, 2011, and 2010, respectively and had a working capital deficit of $1,074,965 as of December 31, 2011. These conditions raise substantial doubt as to VSUS Technologies’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if VSUS Technologies is unable to continue as a going concern.

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

NOTE 4 – ACQUISITION OF LA TABAQUERA AND MINING RIGHTS

On February 24, 2011, the Company acquired La Tabaquera, a Columbian company whose sole asset is the “Concession Contract No. ILE-09551, granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining”.

Under the agreement, the Company issued 5,606,410 shares of common stock and agreed to pay the owner $100,000 in cash.   Due to the lack of an active market for the Company’s common shares, the Company determined the fair value of the common stock was $0 on the acquisition date.  As of December 31, 2011, $45,000 of the cash payment had been paid, with the remaining $55,000 still owed and included in accounts payable and accrued expenses in the consolidated balance sheet.  The $55,000 has no specific terms of repayment and is unsecured. The Company expects to pay the remaining amount upon receipt of future funding.  If the amounts are not paid, the Company may have to re-negotiate with the seller.

NOTE 5 - RELATED PARTY DEBT

As of December 31, 2011 and 2010, the Company had an outstanding convertible note to Ararat, LLC, a Company owned by a family member of an officer. The interest rate is 10% and the note is unsecured.  The principal balance of the note is convertible into common stock at the holder’s option at 70% of the market price of the Company’s common stock on the date of conversion. During 2011, the Company converted $720,473 of the principal into 11,095,986 shares of common stock.  As a part of this conversion, the Company issued more shares than would have been allowed under the conversion terms.  As a result, the Company recognized a loss on conversion for the fair value of the shares of $298,996.  At December 31, 2011 the principal balance of the note was $76,728 and accrued interest was $228,432.   At December 31, 2010 the principal balance of the note was $797,200 and accrued interest was $152,311.

On April 14, 2008 the Company signed a related party loan agreement in which they borrowed an aggregate of $328,000 from Ararat, LLC. The note matures December 31, 2012 and carries a 10% interest rate. At December 31, 2011 the principal balance of the note was $328,000 and accrued interest was $41,124. At December 31, 2010 the principal balance of the note was $328,000 and accrued interest was $18,324.

NOTE 6- SHAREHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2011, VSUS Technologies, Inc. issued an aggregate of 12,675,000 common shares for services valued at $281,725.

During the year ended December 31, 2011, VSUS Technologies, Inc. issued an aggregate of 11,095,986 common shares as repayment of a portion of related party debt amounting to $720,473. The shares were valued to be worth more than the debt extinguished and created a resulting loss on extinguishment of debt of $298,996.

During the year ended December 31, 2011, VSUS Technologies, Inc. issued an aggregate of 250,000 common shares for a subscription receivable of $20,000 which has not been collected. Another $40,000 in notes receivables from the year ended December 31, 2010 was classified in the current year as a subscription receivable as the amount has not been collected.

During the year ended December 31, 2011, VSUS Technologies, Inc. issued an aggregate of 2,000,000 common shares for cash totaling $154,000.

During the year ended December 31, 2011 an aggregate of 46,000,000 shares were returned to treasury due to non-payment on subscription receivables outstanding at December 31, 2010.

During the year ended December 31, 2011 an aggregate of 5,606,410 shares with a fair value of $0 were issued for the acquisition of the La Tabaquera mine in Columbia.  See Note 4.

During 2011, the Company reclassified $1,898,000 of deferred stock based compensation to additional paid-in capital in accordance with ASC 718.

Stock Options

During the year ended December 31, 2011 an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date.  The options vest equally over 3 years.  For the year ended December 31, 2011, $12,500 was expensed.

The following table summarizes the Company’s stock options:

			Aggregate
		Weighted Average	Intrinsic		Weighted Average
	Options	Exercise Price	Value	Exercisable	Remaining Life
Balance, December 31, 2009	20,000,000	$0.10	$ -	-	No Expiration
Granted	-	-
Expired	-	-
Exercised	-	-
Balance, December 31, 2010	20,000,000	$0.10	$ -	1,666,667	No Expiration
Granted	5,000,000	$0.10			No Expiration
Expired	-	-
Exercised	-	-
Balance, December 31, 2011	25,000,000	$0.10	$250,000	9,583,333	No Expiration

The fair value of the Company’s stock options was determined using a Black-Scholes option pricing model.  Assumptions used include (1) 4.51% risk-free interest rate, (2) expected term is the expected amount of time until conversion, (3) expected volatility of 853%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, and (6) common stock price of the underlying share on the valuation date.

Preferred Stock

There are 20,000,000 shares of authorized Preferred Stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to Mr. Kyle Gotshalk for services.  The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights and do not receive dividends.  As the issuance of preferred stock gives the holder effective control of the Company, the Company determined the fair value of the shares should be based on the underlying value of the Company.  On the issuance date, the Company determined that due to a lack of revenues, assets and expected future cash flows, the fair value of the Company was $0 and therefore the preferred stock was also valued at $0.

Additionally, because the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that holder of the preferred shares receives additional value every time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into.  As a result, the Company has determined the incremental value gives to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense.  Due to there being a net decrease in common shares outstanding in 2011, the Company has not recognized any incremental cost.

NOTE 7- DERIVATIVE LIABILITY

As mentioned in Note 5, the Company had convertible notes outstanding during 2011 that were convertible into common shares at 70% of the market price of the Company’s common stock on the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The derivative liability had a fair value of $0 as of December 31, 2010.  The following table summarizes the Company’s derivative liabilities during the year ended December 31, 2011:

Derivative Liabilities	Amount
Derivative liabilities as of December 31, 2010	$-
Change in fair value of derivative liability	930,382
Settlement of derivative liabilities due to conversion of related notes	(822,807)
Derivative liabilities as of December 31, 2011	$107,575

The fair value of the instrument was determined using a Black-Scholes option pricing model.  Assumptions used include (1) 0.11% risk-free interest rate, (2) expected term is the expected amount of time until conversion, (3) expected volatility of 457%, (4) zero expected dividends (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 8 – INCOME TAX EXPENSE

At December 31, 2011, VSUS Technologies, Inc. had unused federal and state net operating loss carryforwards available of approximately $502,640, which may be applied against future taxable income, if any, and which expire in various years through 2031.

The Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010

Benefit from net operating losses	$170,898	$700
Valuation allowance	(170,898)	(700)
Net tax expense	$-	$-

NOTE 9– SUBSEQUENT EVENTS

On February 2, 2012 VSUS Technologies, Inc. signed convertible loan agreement with Asher Enterprises, Inc. in which Asher Enterprises loaned $37,500 at 8% interest convertible into common stock of VSUS Technologies, Inc.

On February 13, 2012 VSUS Technologies, Inc. issued an aggregate of 5,400,150 common shares as repayment of a portion of the related party convertible debt and accrued interest amounting to $108,003.

On February 17, 2012 VSUS Technologies, Inc. issued an aggregate of 2,500,000 common shares for services.

On April 5, 2012 VSUS Technologies, Inc. issued an aggregate of 1,000,000 common shares for services.

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

On February 15, 2012, Malcolm Pollard, Inc. its independent public accountant resigned.

Malcolm L. Pollard, Inc.'s reports on our financial statements as of and for the fiscal year ended December 31, 2009 and 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report contained a going concern qualification as to the ability of us to continue.

On March 7, 2012 the board of directors of VSUS engaged the accounting firm of MaloneBailey, LLP as principal accountants of VSUS for the fiscal year ended December 31, 2011.  VSUS did not consult with MaloneBailey, LLP during the two most recent fiscal year and subsequent interim period preceding the engagement of MaloneBailey, LLP on March 7, 2012 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on VSUS’s financial statements.  Neither written nor oral advice was provided that was an important factor considered by MaloneBailey, LLP in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph Item 304 (a)(2)(i) and (ii) of Regulation S-K.

We had no other changes of, or disagreements with, our auditors during the fiscal year ended December 31, 2011, or subsequent periods through the date hereof.

Item 9A.  Controls and Procedures:

 Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding financial disclosure.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

•

Lack of appropriate segregation of duties;

•

Limited capability to interpret and apply accounting principles generally accepted in the United States;

•

Lack of formal accounting policies and procedures that include multiple levels of review.

•

Failure to properly record transactions related to asset acquisitions, derivative liabilities, and equity based payments to employees and non-employees

This annual report does not include an attestation report on our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only a management report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the fourth quarter of 2011, which was not so reported.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers as of December 31, 2011

The following table sets forth the names of all of our directors and executive officers, as of December 31, 2011:

Name	Age	Positions Held and Tenure
John Campo	41	Director and President
Cherish Adams Kyle Gotshalk	34 37	Director and Sec/Treas. Director and CEO

John Campo, 41, President of VSUS, has been involved in public companies for over 20 years.  He began his career as a registered representative with several boutique firms in Baltimore, MD.  He was President of Elite Equity Marketing, a public relations firm catering to emerging growth companies, from 2001-2008 with offices in Towson, MD and North Miami Beach, FL.  He later began Wall Street International focusing on creating awareness for international companies trading in the U.S.  In 2009, he introduced Mr. Erasmo Almanza, a Colombian national with coal mining concessions, to VSUS Technologies Inc. to roll up coal mining concessions and get them into production.  Mr. Campo is a Colombian American who resides in Sunny Isles Beach, FL and Bogota, Colombia

Cherish Adams, 36, our Sec/Treas, was elected in October, 2008 to serve as our Secretary and Director. From May of 2001 through February 2005 Mrs. Adams served as the Chief Financial Officer and Controller of Piedmont Properties, a company in the business of securities and real estate investments. Mrs. Adams received her Bachelor of Science Degree in Business Administration with a Concentration in Hotel, Restaurant, Resort Management from the University of Southern Oregon, in Ashland, Oregon in 1997.

Currently Mr. Gotshalk serves as the CEO and Director of VSUS Technologies, Inc. an up and coming leader in exploration, exporting and technology of coking coal. Mr. Gotshalk  specializes in Public Company Consulting, Executive work, Filings and other Corporate work for Public reporting Companies. Mr. Gotshalk has successfully taken 5 companies into the public and continues to consult with as well as run these companies with great success. With a degree in Communications/Public Relations and schooled in business and business developing . He strives to be one who can change the public awareness and continue to create worthy companies for the public to invest in, and continue to do well in, for their own future as well as the company's future. He has specialized in filing 15c-211 documents, as well as preparing 10Q's and 10KSB's and other compliant filings and forms for many companies. Kyle has been very successful in running public companies for more than 5 years now. Mr. Gotshalk has also held his California Real Estate License since 2004 and won awards in Real Estate for being the highest earner ever in the first year at his Century 21 office in Santa Monica, CA. Kyle Gotshalk has also put together a great business model and advisors, consultants, and staff for his company VSUS Technologies, Inc. Information is available at the company website vsustechnologies.com. With the oil crisis in our nation, the opportunity is knocking at the door for this company, and the exploration of coal. Kyle Gotshalk has been subject to case# 2:08-cr-00737-JHS. Kyle Gotshalk has also founded and formed the BLG Leukemia Foundation which supports the siblings and families of people who have been burdened with this terrible disease. Help support the cause.

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

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2011.

Code of Ethics

We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

Item 11. Executive Compensation.

Summary Compensation

The following table discloses, for the fiscal years ended December 31, 2011, 2010, certain compensation paid & accrued to our named executive officers.

Name and Principal Position	Year	Salary and Other Annual Compensation ($)

John Campo, President and Director	2011	$160,000
	2010	$ 0
Cherish Adams, Sec/Treas and Director	2011	$60,000
	2010	$60,000
Kyle Gotshalk, CEO and Director	2011	$80,000
	2010	$80,000

These amounts are accrued and unpaid per the employment agreements with the company.

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2011 to our named executive officers.

Name	Number Of Securities Underlying Options/SARS Granted (#)	Percent Of Total Options/ SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date
Kyle Gotshalk	0	N/A	N/A	N/A
Cherish Adams	0	N/A	N/A	N/A
John Campo	5,000,000	100%	$0.10	No Exp. Date

Option/SAR Exercises and Year-End Option/SAR Values

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/Unexercisable
Kyle Gotshalk	0	0	1,250,000/13,750,000	$62,500/$687,500
Cherish Adams	0	0	416,667/4,583,333	$20,833/$229,167
John Campo	0	0	0/5,000,000	$0/$250,000

Long-Term Incentive Awards

We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2011.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

John Campo, Kyle Gotshalk, and Cherish Adams have employment agreements with the company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management, as of the Date of this Report

The following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock, as well as the share holdings of the current members of management, as of the date hereof:

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Class
John Campo	10,500,000	19.5%
Cherish Adams	5,000,000	9.3%
Kyle Gotshalk	6,000,000	11.1%

All Executive Officers and Directors as a Group	21,500,000	38.5%

Erasmo LaTorre	5,606,410	10.4%
Yorktown Consultancy	5,599,256	10.4%

(1)

Unless otherwise indicated, the address of all persons is c/o VSUS Technologies Incorporated, 18565 Soledad Canyon Rd., #153,Canyon Country, CA 91351

(2)

Percentage of beneficial ownership is based upon the 53,844,097 shares of our Common Stock which is outstanding as of the date hereof, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

Changes in Control

To the knowledge of our management, there are no present arrangements or pledges of our securities which may result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

The following table sets out fees billed by our principal accountant for audit and related services for each of the previous two fiscal years:

Description of Services	Fees billed for 2011 fiscal year	Fees billed for 2010 fiscal year
Audit Fees	$15,000	$10,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

We do not currently have an audit committee; however, it is our policy to have all audit and audit-related fees pre-approved by the board of directors. All of the above fees were pre-approved by the board of directors.

Audit-related fees were incurred in relation to our quarterly reports on Form 10-Q and annual reports on Form 10-K.

Item 15. Exhibits

Exhibit No.	Exhibit Type
31.1	Certification pursuant to Section 13a-14(a) (3)
32.1	Certification pursuant to Section 1350 (3)
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSUS TECHNOLOGIES INCORPORATED

Dated: April 16, 2012

/s/ Kyle Gotshalk

By: Kyle Gotschalk

Its: Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  April 16, 2012

/s/ Kyle Gotshalk

By: Kyle Gotschalk - Director

Dated:  April 16, 2012

/s/ John Campo

John Campo - Director

Dated:  April 16, 2012

/s/ Cherish Adams

Cherish Adams - Director