Form 10-Q
period 2012-03-31
VSUS TECHNOLOGIES INC
filed 2012-05-18
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended 3/31/2012

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-51274

VSUS TECHNOLOGIES, INC.

 (Exact Name of Small Business Issuer as specified in its charter)

DELAWARE	43-2033337
(State or other jurisdiction of incorporation or organization)	(IRS Employer File Number)
of incorporation)

18565 Soledad Canyon Rd., #153,Canyon Country, CA	91351
(Address of principal executive offices)	(zip code)

(410) 236-8200

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X .

As of May 18, 2012, registrant had outstanding 58,244,247 shares of the registrant's common stock.

VSUS TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

PART I – FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4	CONTROLS AND PROCEDURES	10

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A	RISK FACTORS	11

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4	RESERVED	11

ITEM 5	OTHER INFORMATION	11

ITEM 6	EXHIBITS	11

SIGNATURES		12

EXHIBIT	31.1 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT	31.2 SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT	32.1 SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT	32.2 SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

VSUS TECHNOLOGIES INCORPORATED

(A DEVEOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2012	2011

ASSETS:

CURRENT ASSETS
Cash & Cash Equivalents	$1,079	$49
Prepaid Expenses	4,000	-
CURRENT ASSETS	5,079	49

Mining Rights	100,000	100,000
TOTAL ASSETS	$105,079	$100,049

LIABILITIES AND STOCKHOLDERS DEFICIT:

CURRENT LIABILITIES
Accrued Liabilities	$252,737	$256,229
Accrued Liabilities & Accrued Interest-Related Parties	391,585	406,482
Derivative Liability	-	107,575
Short Term Convertible Debt	37,500	-
Short Term Convertible Debt-Related Party	-	76,728
Short Term Debt-Related Party	328,000	328,000
TOTAL LIABILITIES	1,009,822	1,175,014

STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value (shares authorized-100,000,000; Shares issued and outstanding- 58,244,247 at March 31, 2012 and 50,344,097 at December 31, 2011	58,244	50,344
Preferred Stock $0.001 par value (shares authorized- 20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated. Shares issued and Outstanding- 10,000,000 at March 31,2012 and 10,000,000 at December 31, 2011	10,000	10,000
Additional paid in capital	23,411,084	22,868,334
Subscription Receivable	(60,000)	(60,000)
Deficit accumulated during the development stage	(24,324,071)	(23,943,643)
TOTAL STOCKHOLDERS’ DEFICIT	(904,743)	(1,074,965)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,079	$100,049

See accompanying notes to the unaudited Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

(A DEVEOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Quarter ended	For the Quarter ended	From September 20, 2000 (Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenue	$-	$-	$1,728,800

Operating expenses:
Impairment of assets	-	-	225,000
Administrative expenses	372,816	54,943	20,676,636

Total operating expenses	372,816	54,943	20,901,636

Loss from operations	(372,816)	(54,943)	(19,172,836)

Financing expenses, net	-	-	3,017,000
Loss on settlement of debt	-	-	298,996
Interest expense	9,415	-	136,660
(Gain)/Loss on derivatives	(1,803)	-	1,698,579

Net loss	$(380,428)	$(54,943)	$(24,324,071)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	54,314,504	57,716,702

See accompanying notes to the unaudited Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended	From September 20, 2000 (Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(380,428)	$(54,943)	$(24,324,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of assets	-	-	225,000
Stock issued for compensation	368,150	-	19,649,174
Loss on settlement of debt	-	-	298,996
(Gain)/Loss on derivative liability	(1,803)	-	1,698,579
Changes in operating assets and liabilities:
Prepaid expenses	(4,000)	-	(4,000)
Change in other receivables	-	-	8,058
Change in accounts payable and accrued expenses	(3,492)	(30,000)	330,739
Change in accrued expenses and interest – related party	(14,897)	-	266,274
Net cash (used in) operating activities	(36,470)	(84,943)	(1,851,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	-	100,000	(200,000)
Cash paid for mining rights	-	(75,000)	(45,000)
Purchase of fixed assets	-	-	(150,000)
Net cash provided by (used in) operating activities	-	25,000	(395,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on convertible debentures	-	-	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loan	37,500	-	37,500
Receipt of convertible loan – Related Party	-	24,000	1,864,579
Related parties	-	(36,500)	181,000
Issuance of shares for cash	-	76,000	182,740
Net cash provided by financing activities	37,500	63,500	2,247,330

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,030	3,557	1,079

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	49	3,103	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$1,079	$6,660	$1,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$10,000
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for subscription receivable	-	-	20,000
Common stock issued for conversion of notes payable	76,728	-	797,201
Settlement of derivative liabilities through conversion of related notes	105,772	-	928,579
Payable accrued for mining rights	-	-	55,000

See accompanying notes to the unaudited Consolidated Financial Statements

VSUS TECHNOLOGIES INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of VSUS Technologies Incorporated, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10K have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 2 – GOING CONCERN

During the three months ended March 31, 2012, VSUS Technologies has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, VSUS Technologies has experienced recurring losses and an accumulated deficit of approximately $24 million as of March 31, 2012. These conditions raise substantial doubt as to VSUS Technologies’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if VSUS Technologies is unable to continue as a going concern.

NOTE 3 – DEBT AND RELATED PARTY

As of December 31, 2011, the Company had an outstanding convertible note to Ararat, LLC, a Company owned by a family member of an officer. The interest rate was 10% and the note was unsecured. The principal balance of the note was convertible into common stock at the holder’s option at 70% of the market price of the Company’s common stock on the date of conversion. During the three months ended March 31, 2012, the Company converted the remaining principal of the note $76,728 into 3,535,853 shares of common stock. At March 31, 2012 the principal balance of the note was $0 and accrued interest was $229,357. At December 31, 2011 the principal balance of the note was $76,728, and accrued interest was $228,432.

On April 14, 2008 the Company signed a related party loan agreement in which they borrowed an aggregate of $328,000 from Ararat, LLC. The note matures December 31, 2012 and carries a 10% interest rate. At March 31, 2012 the principal balance of the note was $328,000 and accrued interest was $49,302. At December 31, 2011 the principal balance of the note was $328,000 and accrued interest was $41,124.

On February 22, 2012 the Company signed convertible loan agreement with Asher Enterprises, Inc. in which Asher loaned $37,500 at 8% interest convertible into common stock of VSUS Technologies, Inc. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on November 27, 2012. At March 31, 2012 the principal balance of the note was $37,500 and accrued interest was $312.

As of March 31, 2012 the accrued liabilities and accrued interest-related parties balance was composed of $278,659 in related party accrued interest from the above mentioned related party loans and $112,926 in accrued payables to the officers of the Company.

NOTE 4- SHAREHOLDERS' EQUITY

Common Stock

During the three months ended March 31, 2012, the Company issued an aggregate of 4,364,297 common shares for services valued at $142,286.

During the three months ended March 31, 2012, the Company issued an aggregate of 3,535,853 common shares as repayment of a portion of related party debt amounting to $76,728.

Stock Options

During the year ended December 31, 2011 an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over 3 years. For the three months ended March 31, 2012, $4,167 was expensed.

Preferred Stock

There are 20,000,000 shares of authorized Preferred Stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to Mr. Kyle Gotshalk for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights and do not receive dividends. Because the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that holder of the preferred shares receives additional value every time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value gives to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During the three months ended March 31, 2012 the Company issued an aggregate of 7,900,150 shares. The Company determined the aggregate incremental cost of the share issuance to be $221,697 based on the market price at the respective dates of share issuances. The Company expensed this amount during the three months ended March 31, 2012.

NOTE 5- DERIVATIVE LIABILITY

As mentioned in Note 3, the Company had convertible notes outstanding during 2011 and the three months ended March 31, 2012 that were convertible into common shares at 70% of the market price of the Company’s common stock on the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging” and determined that these instruments should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The derivative liability had a fair value of $107,575 as of December 31, 2011. As a result of the conversion of the underlying debt described in Note 3, the derivative liability was settled through additional paid-in capital.  The following table summarizes the Company’s derivative liabilities during the three months ended March 31, 2012:

Derivative Liabilities	Amount
Derivative liabilities as of December 31, 2011	$107,575
Change in fair value of derivative liability	(1,803)
Settlement of derivative liabilities due to conversion of related notes	(105,772)
Derivative liabilities as of March 31, 2012	$-

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a development stage enterprise. To date we have incurred significant losses from operations and, at March 31, 2012, had an accumulated deficit of approximately $24,000,000. At March 31, 2012 we had $1,079 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Quarter Ended March 31, 2012 compared to the Quarter Ended March 31, 2011

Revenue: Revenue was $-0- in the quarters ended March 31, 2012, and 2011.

General and Administrative Expenses: Selling, general and administrative expenses increased from $54,943 for the three months ended March 31, 2012 to $372,816 for three months ended March 31, 2011 due to costs associated with the operations of the public company including professional fees.

Net loss increased to $380,428 for the three months ended March 31, 2012 from $54,943 for the three months ended March 31, 2011, due to increased stock issuances for services.

Liquidity and Capital Resources

Our cash and cash equivalents balance at March 31, 2012 was $1,079 as compared to $49 at December 31, 2011.

Cash flows used in operating activities were $36,470 for the three months ended March 31, 2012 as compared to $84,943 for the three months ended March 31, 2011.

Cash flows provided by investing activities were $0 for the three months ended March 31, 2012 as compared to $25,000 for the three months ended March 31, 2011.

Cash flows provided by financing activities were $37,500 for the three months ended March 31, 2012 as compared to $63,500 for the three months ended March 31, 2011.

On February 22, 2012 we signed a convertible loan agreement with Asher Enterprises, Inc. in which Asher loaned $37,500 at 8% interest convertible into common stock. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on November 27, 2012. At March 31, 2012 the principal balance of the note was $37,500 and accrued interest was $312.

On May 8, 2012 we signed a convertible loan agreement with Asher Enterprises, Inc. in which Asher Enterprises agreed to $32,500 at 8% interest convertible into common stock. This loan has not been funded as of the date hereof.

We presently do not have any available credit, bank financing, or other external sources of liquidity other than the before mentioned notes. Due to our historical operating losses, our operations have not been a source of liquidity. In order to obtain capital, we may need to sell additional shares of our Common Stock or debt securities, or borrow funds from private lenders or banking institutions. There can be no assurance that we will be successful in obtaining additional funding in the amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

During the three months ended March 31, 2012, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt and equity financing. In addition to negative cash flow from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $24 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our revenues and future profitability are substantially dependent on our ability to:

•

raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary; and

•

continue to grow our business through acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise require by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise require by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities for the three months ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

The Company has announced that it will hold a shareholders’ meeting on Tuesday, June 1, 2012.

1. Approve an increase of the Company’s authorized common stock from 100,000,000 shares to 500,000,000 shares; and

2. Transact such other business as may properly come before the Annual Meeting or any adjournment thereof.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Type
31.1	Certification pursuant to Section 13a-14(a) (3)
31.2	Certification pursuant to Section 1350 (3)
32.1	Certification pursuant to Section 906
32.2	Certification pursuant to Section 906
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VSUS TECHNOLOGIES, INC.

(Registrant)

Date: May 18, 2012

By: /s/ JOHN CAMPO

John Campo

President and Director

Date: May 18, 2012

By: /s/ KYLE GOTSHALK

Kyle Gotshalk

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/John Campo	John Campo	President and Director	May 18, 2012

/s/Kyle Gotshalk	Kyle Gotshalk	CEO & Director	May 18, 2012