Form 10-Q
period 2012-06-30
VSUS TECHNOLOGIES INC
filed 2012-08-03
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-51274

VSUS TECHNOLOGIES, INC.

(Exact Name of Small Business Issuer as specified in its charter)

DELAWARE	43-2033337
(State or other jurisdiction of incorporation or organization)	(IRS Employer File Number)

18565 Soledad Canyon Rd., #153 Canyon Country, CA	91351
(Address of principal executive offices)	(zip code)

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

Yes      . No   X  .

As of August 1, 2012, registrant had outstanding 58,244,247 shares of the registrant's common stock.

VSUS TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

PART I – FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4	CONTROLS AND PROCEDURES	11

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	12

ITEM 1A	RISK FACTORS	12

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4	RESERVED	12

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	12

SIGNATURES		13

EXHIBIT	31.1 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT	31.2 SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT	32.1 SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT	32.2 SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

VSUS TECHNOLOGIES, INC.

(A DEVEOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	June 30,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$2,251	$49
Prepaid expenses	363	-
Total Current Assets	2,614	49

Non-Current Assets
Mining rights	100,000	100,000

TOTAL ASSETS	$102,614	$100,049

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$245,950	$256,229
Accrued liabilities and accrued interest--related parties	436,644	406,482
Derivative liability	-	107,575
Short-term convertible debt	70,000	-
Short-term convertible debt--related party	-	76,728
Short-term debt--related party	328,000	328,000
Total Current Liabilities	1,080,594	1,175,014

Total Liabilities	1,080,594	1,175,014

Stockholders' Deficit:

Preferred stock $0.001 par value (shares authorized--20,000,000;

10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated; 10,000,000 shares issued and outstanding at

June 30, 2012 and at December 31, 2011

	10,000	10,000
Common stock $0.001 par value (shares authorized--500,000,000); 58,244,247 shares issued and outstanding at June 30, 2012 and 50,344,097 at December 31, 2011

	58,244	50,344
Additional paid-in capital	23,415,251	22,868,334
Subscription receivable	(60,000)	(60,000)
Deficit accumulated during development stage	(24,401,475)	(23,943,643)
Total Stockholders' Deficit	(977,980)	(1,074,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$102,614	$100,049

See accompanying notes to the unaudited Consolidated Financial Statements

VSUS TECHNOLOGIES, INC.

(A DEVEOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					September 20, 2000
					(Inception)
	Three Months Ended		Six Months Ended		through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues
Revenues	$-	$-	$-	$-	$1,728,800

Operating Expenses
Impairment of assets	-	-	-	-	225,000
General and administrative expenses	68,184	5,629	441,000	60,572	20,744,820

Total Operating Expenses	68,184	5,629	441,000	60,572	20,969,820

Loss from Operations	(68,184)	(5,629)	(441,000)	(60,572)	(19,241,020)

Financing expenses, net	-	-	-	-	3,017,000
Loss on settlement of debt	-	-	-	-	298,996
Interest expense	9,220	-	18,635	-	145,880
(Gain)/loss on derivatives	-	-	(1,803)	-	1,698,579

Net Loss	$(77,404)	$(5,629)	$(457,832)	$(60,572)	$(24,401,475)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding--basic and diluted
	58,244,247	57,716,702	56,279,376	57,716,702

See accompanying notes to the unaudited Consolidated Financial Statements

VSUS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			September 20, 2000
	Six Months	Six Months	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(457,832)	$(60,572)	$(24,401,475)
Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of fixed assets	-	-	225,000
Stock issued for compensation	372,317	-	19,653,341
Loss on settlement of debt	-	-	298,996
(Gain)/loss on derivative liability	(1,803)	-	1,698,579
Changes in operating assets and liabilities:
Change in prepaid expenses	(363)	-	(363)
Change in other receivables	-	(20,000)	8,058
Change in accounts payable and accrued expenses	9,721	(10,000)	343,952
Change in accrued expenses and interest--related party	30,162	-	311,333
Net cash (used in) operating activities	(47,798)	(90,572)	(1,862,579)

Cash Flows from Investing Activities
Notes receivable	-	100,000	(200,000)
Cash paid for mining rights	-	(75,000)	(45,000)
Purchase of fixed assets	-	-	(150,000)
Net cash provided by (used in) investing activities	-	25,000	(395,000)

Cash Flows from Financing Activities
Payments on convertible debentures	-	-	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loan	50,000	-	50,000
Receipt of convertible loan--related party	-	24,000	1,864,579
Related parties	-	(36,500)	181,000
Issuance of shares for cash	-	76,000	182,740
Net cash provided by financing activities	50,000	63,500	2,259,830

Increase (Decrease) in Cash and Cash Equivalents	2,202	(2,072)	2,251

Cash and Cash Equivalents--Beginning of Period	49	3,103	-
Cash and Cash Equivalents--End of Period	$2,251	$1,031	$2,251

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$10,000
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Common stock issued for subscription receivable	$-	$-	$20,000
Common stock issued for conversion of notes payable	$76,728	$-	$797,201
Settlement of derivative liabilities through conversion of related notes	$105,772	$-	$928,579
Payable accrued for mining rights	$-	$-	$55,000
Loan proceeds paid directly to service providers	$20,000	$-	$20,000

See accompanying notes to the unaudited Consolidated Financial Statements

VSUS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of VSUS Technologies, Inc. (“VSUS Technologies” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 2 – GOING CONCERN

During the six months ended June 30, 2012, VSUS Technologies has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, VSUS Technologies has experienced recurring losses and an accumulated deficit of approximately $24 million as of June 30, 2012. These conditions raise substantial doubt as to VSUS Technologies’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if VSUS Technologies is unable to continue as a going concern.

NOTE 3 – DEBT AND RELATED PARTY TRANSACTIONS

As of December 31, 2011, the Company had an outstanding convertible note to Ararat, LLC, a Company owned by a family member of an officer. The interest rate was 10% and the note was unsecured. The principal balance of the note was convertible into common stock at the holder’s option at 70% of the market price of the Company’s common stock on the date of conversion. During the six months ended June 30, 2012, the Company converted the remaining principal of the note, $76,728, into 3,535,853 shares of common stock. At June 30, 2012, the principal balance of the note was $0 and accrued interest was $229,357. At December 31, 2011, the principal balance of the note was $76,728 and accrued interest was $228,432.

On April 14, 2008, the Company signed a related party loan agreement in which it borrowed an aggregate of $328,000 from Ararat, LLC. The note matures December 31, 2012 and carries a 10% interest rate. At June 30, 2012, the principal balance of the note was $328,000 and accrued interest was $49,897. At December 31, 2011, the principal balance of the note was $328,000 and accrued interest was $41,124.

On February 22, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $37,500 at 8% interest, which is convertible into common stock of VSUS Technologies. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on November 27, 2012. At June 30, 2012, the principal balance of the note was $37,500 and accrued interest was $1,060.

On May 8, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $32,500 at 8% interest, which is convertible into common stock of VSUS Technologies. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on February 11, 2013. At June 30, 2012, the principal balance of the note was $32,500 and accrued interest was $378.

As of June 30, 2012, the accrued liabilities and accrued interest--related parties balance was composed of $279,254 in related party accrued interest from the above mentioned related party loans and $157,390 in accrued payables to the officers of the Company.

NOTE 4 – SHAREHOLDERS' EQUITY

Preferred Stock

There are 20,000,000 shares of authorized preferred stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to Kyle Gotshalk, the Company’s Chief Executive Officer, for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends. The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25 and ASC 815-10-25 and determined that equity classification was appropriate.   As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During the six months ended June 30, 2012, the Company issued an aggregate of 7,900,150 shares. The Company determined the aggregate incremental cost of the share issuance to be $221,697, based on the market price at the respective dates of share issuances. The Company expensed this amount during the six months ended June 30, 2012.

Common Stock

During the six months ended June 30, 2012, the Company issued an aggregate of 4,364,297 common shares for services valued at $142,286.

During the six months ended June 30, 2012, the Company issued an aggregate of 3,535,853 common shares as repayment of a portion of related party debt amounting to $76,728.

On May 22, 2012, the Directors of the Company approved the filing of a Certificate of Amendment with the State of Delaware, which was subsequently approved, to increase the authorized shares of common stock of the Company from 100,000,000 shares to 500,000,000 shares of authorized common stock.

Stock Options

During the year ended December 31, 2011, an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President, as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over three years. For the six months ended June 30, 2012, $8,334 was expensed as stock-based compensation.

NOTE 5 – DERIVATIVE LIABILITY

The Company had convertible notes outstanding during 2011 and 2012 (See Note 3), which were convertible into common shares at 70% of the market price of the Company’s common stock on the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $107,575 as of December 31, 2011. As a result of the conversion of the underlying debt described in Note 3, the derivative liability was settled through additional paid-in capital. The following table summarizes the Company’s derivative liability activity during the six months ended June 30, 2012:

Derivative Liability	Amount
Derivative liability as of December 31, 2011	$107,575
Change in fair value of derivative liability	(1,803)
Settlement of derivative liability due to conversion of related notes	(105,772)
Derivative liability as of June 30, 2012	$-

The fair value of the instrument was determined using the Black-Scholes option pricing model. Assumptions used included: (1) 0.11% risk-free interest rate, (2) expected term is the expected amount of time until conversion, (3) expected volatility of 457%, (4) zero expected dividends, (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying shares on the valuation date, and (7) number of shares to be issued if the instrument is converted.

NOTE 6 – SUBSEQUENT EVENTS

On July 12, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $27,500 at 8% interest, which is convertible into common stock of VSUS Technologies. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on April 16, 2013. The related proceeds were received on July 19, 2012.

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

The Company has moved into the coal industry in Colombia. Due to the rising prices of oil worldwide, we feel that this industry is beneficial to our Company and our strategy to move forward, while drawing attention from the public to invest in a promising industry and company.

We are a development stage enterprise. To-date, we have incurred significant losses from operations, and at June 30, 2012, had an accumulated deficit of approximately $24 million. At June 30, 2012, we had $2,251 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenue was $-0- for the three months ended June 30, 2012, and 2011.

General and administrative expenses increased to $68,184 for the three months ended June 30, 2012 from $5,629 for the three months ended June 30, 2011 due to the costs associated with being a public company, including professional fees.

Net loss increased to $77,404 for the three months ended June 30, 2012 from $5,629 for the three months ended June 30, 2011 due to increased stock issuances for services.

The Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue was $-0- for the six months ended June 30, 2012, and 2011.

General and administrative expenses increased to $441,000 for the six months ended June 30, 2012 from $60,572 for the six months ended June 30, 2011 due to the costs associated with being a public company, including professional fees.

Net loss increased to $457,832 for the six months ended June 30, 2012 from $60,572 for the six months ended June 30, 2011 due to increased stock issuances for services.

Liquidity and Capital Resources

Our cash and cash equivalents balance at June 30, 2012 was $2,251 as compared to $49 at December 31, 2011.

Cash flows used in operating activities was $67,798 for the six months ended June 30, 2012 as compared to $90,572 for the six months ended June 30, 2011.

Cash flows provided by investing activities was $-0- for the six months ended June 30, 2012 as compared to $25,000 for the six months ended June 30, 2011.

Cash flows provided by financing activities was $70,000 for the six months ended June 30, 2012 as compared to $63,500 for the six months ended June 30, 2011.

On February 22, 2012, we signed a convertible loan agreement with Asher Enterprises, Inc. in which Asher loaned $37,500 at 8% interest convertible into common stock. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on November 27, 2012. At June 30, 2012, the principal balance of the note was $37,500 and accrued interest was $1,060.

On May 8, 2012, we signed a convertible loan agreement with Asher Enterprises, Inc. in which Asher loaned $32,500 at 8% interest convertible into common stock. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on February 11, 2013. At June 30, 2012, the principal balance of the note was $32,500 and accrued interest was $378.

On July 12, 2012, we signed a convertible loan agreement with Asher Enterprises, Inc. in which Asher loaned $27,500 at 8% interest convertible into common stock. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on April 16, 2013. This loan has been funded as of the date hereof.

We presently do not have any available credit, bank financing, or other external sources of liquidity, other than the aforementioned notes. Due to our historical operating losses, our operations have not been a source of liquidity. In order to obtain capital, we may need to sell additional shares of our common stock or debt securities, or borrow funds from private lenders or banking institutions. There can be no assurance that we will be successful in obtaining additional funding in the amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

During the six months ended June 30, 2012, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt and equity financing. In addition to negative cash flows from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $24 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our revenues and future profitability are substantially dependent on our ability to:

•

raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary; and

•

continue to grow our business through acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities for the six months ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

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

VSUS TECHNOLOGIES, INC.

(Registrant)

Date: August 1, 2012

By::/s/ JOHN CAMPO

John Campo

President and Director

Date: August 1, 2012

By::/s/ KYLE GOTSHALK

Kyle Gotshalk

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/John Campo	John Campo	President and Director	August 1, 2012

/s/Kyle Gotshalk	Kyle Gotshalk	CEO & Director	August 1, 2012