Form 10-Q
period 2012-09-30
VSUS TECHNOLOGIES INC
filed 2012-11-19
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-51274

VSUS TECHNOLOGIES, INC.

 (Exact Name of Small Business Issuer as specified in its charter)

DELAWARE	43-2033337
(State or other jurisdiction of incorporation or organization)	(IRS Employer File Number)

18565 Soledad Canyon Rd., #153, Canyon Country, CA	91351
(Address of principal executive offices)	(zip code)

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

Yes      . No   X  .

As of November 15, 2012, registrant had outstanding 73,595,293 shares of the registrant's common stock.

VSUS TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Item #	Description	Page Numbers

PART I – FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4	CONTROLS AND PROCEDURES	13

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	14

ITEM 1A	RISK FACTORS	14

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4	RESERVED	14

ITEM 5	OTHER INFORMATION	14

ITEM 6	EXHIBITS	14

SIGNATURES		15

EXHIBIT	31.1 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT	31.2 SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT	32.1 SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT	32.2 SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

VSUS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	September 30,	December 31,
	2012	2011

ASSETS

Current Assets
Cash and cash equivalents	$1,230	$49
Prepaid expenses	953	-
Total Current Assets	2,183	49

Non-Current Assets
Mining rights	100,000	100,000

TOTAL ASSETS	$102,183	$100,049

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$246,819	$256,229
Accrued liabilities and accrued interest--related parties	375,618	406,482
Derivative liability	50,588	107,575
Short-term convertible debt (net of debt discount of $37,207 and $0, respectively)	53,693	-
Short-term convertible debt--related party	-	76,728
Short-term debt--related party	328,000	328,000
Total Current Liabilities	1,054,718	1,175,014

Total Liabilities	1,054,718	1,175,014

Stockholders' Deficit:
Preferred stock $0.001 par value (shares authorized--20,000,000;
10,000,000 shares undesignated) Series A Convertible: 10,000,000 hares designated; 10,000,000 shares issued and outstanding at September 30, 2012 and at December 31, 2011
	10,000	10,000
Common stock $0.001 par value (shares authorized--500,000,000); 73,595,293 shares issued and outstanding at September 30, 2012 and 50,344,097 at December 31, 2011

	73,595	50,344
Additional paid-in capital	23,621,327	22,868,334
Subscription receivable	(60,000)	(60,000)
Deficit accumulated during development stage	(24,597,457)	(23,943,643)
Total Stockholders' Deficit	(952,535)	(1,074,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$102,183	$100,049

See accompanying notes to the unaudited Consolidated Financial Statements

VSUS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					September 20, 2000
					(Inception)
	Three Months Ended		Nine Months Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenues
Revenues	$-	$-	$-	$-	$1,728,800

Operating Expenses
Impairment of assets	-	-	-	-	225,000
General and administrative expenses	198,032	64,606	639,033	125,179	20,942,853

Total Operating Expenses	198,032	64,606	639,033	125,179	21,167,853

Loss from Operations	(198,032)	(64,606)	(639,033)	(125,179)	(19,439,053)

Financing expenses, net	-	-	-	-	3,017,000
Loss on settlement of debt	-	-	-	-	298,996
Interest expense	10,491	-	29,126	-	156,371

Amortization of discount on convertible debenture	-	-	-	-	-
(Gain)/loss on derivatives	(12,542)	-	(14,345)	-	1,686,037

Net Loss	$(195,981)	$(64,606)	$(653,814)	$(125,179)	$(24,597,457)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding--basic and diluted	64,989,748	57,716,702	59,204,026	57,716,702

See accompanying notes to the unaudited Consolidated Financial Statements

VSUS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			September 20, 2000
	Nine Months	Nine Months	(Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(653,814)	$(125,179)	$(24,597, 457)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	-	-	225,000
Stock issued for compensation	472,877	101,000	19,753,901
Loss on settlement of accrued interest	36,662	-	36,662
(Gain)/Loss on settlement of debt	-	-	298,996
(Gain)/loss on derivative liability	(14,345)	-	1,686,037
Amortization of discount on convertible debenture	293	-	293
Changes in operating assets and liabilities:
Change in prepaid expenses	(953)	-	(953)
Change in other receivables	-	4,029	8,058
Change in accounts payable and accrued expenses	13,090	(6,000)	347,321
Change in accrued expenses and interest--related party	72,371	-	353,542
Net cash (used in) operating activities	(73,819)	(26,150)	(1,888,600)

Cash Flows from Investing Activities
Notes receivable	-	60,000	(200,000)
Cash paid for mining rights	-	(75,000)	(45,000)
Purchase of fixed assets	-	-	(150,000)
Net cash (used in) investing activities	-	(15,000)	(395,000)

Cash Flows from Financing Activities
Payments on convertible debentures	-	-	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loan	75,000	-	75,000
Receipt of convertible loan--related party	-	-	1,864,579
Related parties	-	8,428	181,000
Issuance of shares for cash	-	30,000	182,740
Net cash provided by financing activities	75,000	38,428	2,284,830

Increase (Decrease) in Cash and Cash Equivalents	1,181	(2,722)	1,230

Cash and Cash Equivalents--Beginning of Period	49	3,103	-
Cash and Cash Equivalents--End of Period	$1,230	$381	$1,230

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$10,000
Cash paid for income taxes	$-	$-	$-

Non-Cash Investing and Financing Activities
Common stock issued for subscription receivable	$-	$-	$20,000
Common stock issued for conversion of debentures	$83,328	$-	$803,801
Settlement of derivative liabilities through conversion of related notes	$80,142	$-	$902,949
Settlement of accrued interest through stock issuance	103,235	-	103,235
Debt discount from derivative liabilities	37,500	-	37,500
Payable accrued for mining rights	$-	$-	$55,000
Loan proceeds paid directly to service providers	$22,500	$-	$42,500

See accompanying notes to the unaudited Consolidated Financial Statements

VSUS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of VSUS Technologies, Inc. (“VSUS Technologies” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 2 – GOING CONCERN

During the nine months ended September 30, 2012, VSUS Technologies has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, VSUS Technologies has experienced recurring losses and an accumulated deficit of $24,597,457 as of September 30, 2012. These conditions raise substantial doubt as to VSUS Technologies’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if VSUS Technologies is unable to continue as a going concern.

NOTE 3 – DEBT AND RELATED PARTY TRANSACTIONS

As of December 31, 2011, the Company had an outstanding convertible note to Ararat, LLC, a Company owned by a family member of an officer. The interest rate was 10% and the note was unsecured. The principal balance of the note was convertible into common stock at the holder’s option at 70% of the market price of the Company’s common stock on the date of conversion. During the nine months ended September 30, 2012, the Company converted the remaining principal of the note, $76,728, into 3,535,853 shares of common stock. On February 13, 2012, the holder converted $31,275 of accrued but unpaid interest into 1,864,297 shares of the Company’s common stock. On July 25, 2012, the holder converted $36,960 of accrued but unpaid interest into 6,000,000 shares of the Company’s common stock. On September 10, 2012, the holder converted $35,000 of accrued but unpaid interest into 6,481,481 shares of the Company’s common stock. At September 30, 2012, the principal balance of the note was $0 and accrued interest was $126,122. At December 31, 2011, the principal balance of the note was $76,728 and accrued interest was $228,432.

On April 14, 2008, the Company signed a related party loan agreement in which it borrowed an aggregate of $328,000 from Ararat, LLC. The note matures December 31, 2012 and carries a 10% interest rate. At September 30, 2012, the principal balance of the note was $328,000 and accrued interest was $52,746. At December 31, 2011, the principal balance of the note was $328,000 and accrued interest was $41,124.

On February 22, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $37,500 at 8% interest, which is convertible into common stock of VSUS Technologies. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on November 27, 2012. Loan proceeds amounting to $17,500 were paid directly to service providers. On July 11, 2012, the loan agreement was amended and is now convertible at 45% of the average lowest three-day trading price of common stock during the 60 days preceding the date of conversion. On August 20, 2012, the loan became convertible and a related derivative liability was recorded. On September 10, 2012, the holder converted $6,600 of the principal into 2,869,565 shares of the Company’s common stock. At September 30, 2012, the principal balance of the note was $30,900 and accrued interest was $1,772.

On May 8, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $32,500 at 8% interest, which is convertible into common stock of VSUS Technologies. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on February 11, 2013. Loan proceeds amounting to $2,500 were paid directly to service providers. At September 30, 2012, the principal balance of the note was $32,500 and accrued interest was $1,033.

On July 12, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $27,500 at 8% interest, which is convertible into common stock of VSUS Technologies. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on April 16, 2013. Loan proceeds amounting to $2,500 were paid directly to service providers. At September 30, 2012, the principal balance of the note was $27,500 and accrued interest was $482.

As of September 30, 2012, the accrued liabilities and accrued interest--related parties balance was composed of $178,869 in related party accrued interest from the above mentioned related party loans and $196,749 in accrued payables to the officers of the Company.

NOTE 4 – SHAREHOLDERS' EQUITY

Preferred Stock

There are 20,000,000 shares of authorized preferred stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to Kyle Gotshalk, the Company’s Chief Executive Officer, for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends. The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25 and ASC 815-10-25 and determined that equity classification was appropriate. As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During the nine months ended September 30, 2012, the Company issued an aggregate of 23,251,196 shares. The Company determined the aggregate incremental cost of the share issuance to be $355,377, based on the market price at the respective dates of share issuances. The Company expensed this amount during the nine months ended September 30, 2012.

Common Stock

During the nine months ended September 30, 2012, the Company issued an aggregate of 2,500,000 common shares for services valued at $105,000.

During the nine months ended September 30, 2012, the Company issued an aggregate of 3,535,853 common shares as repayment of a portion of related party debt amounting to $76,728.

During the nine months ended September 30, 2012, the Company issued an aggregate of 14,345,778 common shares as settlement of related party accrued but unpaid interest. The shares were valued at $103,235. The Company recognized a loss from settlement of accrued interest in the amount of $36,662.

During the nine months ended September 30, 2012, the Company issued an aggregate of 2,869,565 common shares as settlement of a portion of the principal of a convertible note. The shares were valued at $6,600.

On May 22, 2012, the Directors of the Company approved the filing of a Certificate of Amendment with the State of Delaware, which was subsequently approved, to increase the authorized shares of common stock of the Company from 100,000,000 shares to 500,000,000 shares of authorized common stock.

Stock Options

During the year ended December 31, 2011, an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President, as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over three years. For the nine months ended September 30, 2012, $12,500 was expensed as stock-based compensation.

NOTE 5 – DERIVATIVE LIABILITIES

The Company had related party convertible notes outstanding during 2011 and 2012 (See Note 3), which were convertible into common shares at 70% of the market price of the Company’s common stock on the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $107,575 as of December 31, 2011. As a result of the conversion of the underlying debt described in Note 3, the derivative liability was settled through additional paid-in capital.

The fair value of the instrument was determined using the Black-Scholes option pricing model. Assumptions used included: (1) 0.15% risk-free interest rate, (2) expected term is the expected amount of time until conversion, (3) expected volatility of 462%, (4) zero expected dividends, (5) exercise prices as set forth in the agreements, (6) common stock price of the underlying shares on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The Company had a note which became convertible on August 20, 2012 (See Note 3), which was convertible at 45% of the average lowest three-day trading price of common stock during the 60 days preceding the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $77,002 as of August 20, 2012. As a result, a discount of $37,500, an initial loss of $39,502, and a derivative liability of $77,002 were recorded. As of September 30, 2012, the fair value of the derivatives was $50,588, and the change in the fair value during the period from August 20, 2012 to September 30, 2012 resulted in a recorded gain on fair value of the derivative liability of $14,780. This resulted in a net loss of $24,722 for the period from August 20, 2012 to September 30, 2012. For the period from August 20, 2012 to September 30, 2012, the Company also amortized the discount on the note for $293, with the unamortized discount being $37,207 as of September 30, 2012.

The fair value of the instrument was determined using the Black-Scholes option pricing model. Assumptions used included: (1) 0.10% - 0.11% risk-free interest rate range, (2) expected term is until the maturity date of November 27, 2012, (3) expected volatility range of 263% - 399%, (4) zero expected dividends, (5) conversion rate range of $0.0020 - $0.0024 (6) common stock price of the underlying shares on the valuation date, and (7) number of shares to be issued if the instrument is converted at the determined exercise price.

The following table summarizes the Company’s derivative liability activity during the nine months ended September 30, 2012:

Derivative Liability	Amount
Derivative liability as of December 31, 2011	$107,575
Change in fair value of derivative liability	(14,345)
Debt Discount	37,500
Settlement of derivative liability due to conversion of related notes	(80,142)
Derivative liability as of September 30, 2012	$50,588

NOTE 6 – FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic 820 – 10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:

Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model (See Note 5).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

	Fair Value Measurements at September 30, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability	$-	$-	$50,588	$-
Total	$-	$-	$50,588	$-

NOTE 7 – SUBSEQUENT EVENTS

On October 15, 2012, the holder converted $3,100 of the principal into 2,818,182 shares of the Company’s common stock.

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

We are a development stage enterprise. To-date, we have incurred significant losses from operations, and at September 30, 2012, had an accumulated deficit of approximately $25 million. At September 30, 2012, we had $1,230 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue was $-0- for the three months ended September 30, 2012, and 2011.

General and administrative expenses increased to $198,032 for the three months ended September 30, 2012 from $64,606 for the three months ended September 30, 2011 due to the costs associated with being a public company, including professional fees.

Net loss increased to $195,981 for the three months ended September 30, 2012 from $64,606 for the three months ended September 30, 2011 due primarily to increased stock issuances for services.

The Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue was $-0- for the nine months ended September 30, 2012, and 2011.

General and administrative expenses increased to $639,033 for the nine months ended September 30, 2012 from $125,179 for the nine months ended September 30, 2011 due to the costs associated with being a public company, including professional fees.

Net loss increased to $653,814 for the nine months ended September 30, 2012 from $125,179 for the nine months ended September 30, 2011 due primarily to increased stock issuances for services.

Liquidity and Capital Resources

Our cash and cash equivalents balance at September 30, 2012 was $1,230 as compared to $49 at December 31, 2011.

Cash flows used in operating activities was $73,819 for the nine months ended September 30, 2012 as compared to $26,150 for the nine months ended September 30, 2011.

Cash flows used in investing activities was $-0- for the nine months ended September 30, 2012 as compared to $15,000 for the nine months ended September 30, 2011.

Cash flows provided by financing activities was $75,000 for the nine months ended September 30, 2012 as compared to $38,428 for the nine months ended September 30, 2011.

On February 22, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $37,500 at 8% interest, which is convertible into common stock of VSUS Technologies. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on November 27, 2012. On July 11, 2012, the loan agreement was amended and is now convertible at 45% of the average lowest three-day trading price of common stock during the 60 days preceding the date of conversion. On August 20, 2012, the loan became convertible and a related derivative liability was recorded. On September 10, 2012, the holder converted $6,600 of the principal into 2,869,565 shares of the Company’s common stock. At September 30, 2012, the principal balance of the note was $30,900 and accrued interest was $1,772.

On May 8, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $32,500 at 8% interest, which is convertible into common stock of VSUS Technologies. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on February 11, 2013. At September 30, 2012, the principal balance of the note was $32,500 and accrued interest was $1,033.

On July 12, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $27,500 at 8% interest, which is convertible into common stock of VSUS Technologies. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on April 16, 2013. At September 30, 2012, the principal balance of the note was $27,500 and accrued interest was $482.

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

During the nine months ended September 30, 2012, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt and equity financing. In addition to negative cash flows from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $25 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

There were no sales of unregistered securities for the nine months ended September 30, 2012.

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

Date: November 19, 2012

By:/s/ JOHN CAMPO

John Campo

President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/John Campo	John Campo	President and Director	November 19, 2012