Form 10-K
period 2012-12-31
NEW COLOMBIA RESOURCES INC
filed 2013-04-16
CIK 772370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-51274

NEW COLOMBIA RESOURCES INCORPORATED

(Name of small business issuer in its charter)

Delaware	43-2033337
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

251 174th Street # 816, Sunny Isles Beach , FL	33160
(Address of principal executive offices)	(Zip Code)

(410) 236-820

Issuer's telephone number

VSUS TECHNOLOGIES, INC., 18565 Soledad Canyon Rd., Canyon Country, CA 91351

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

Yes  X . No      .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). . Yes  X . No      .

The issuer had no revenues for its most recent fiscal year.

As of December 31, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of such common equity on the OTC Bulletin Board, and was approximately $622,000. There are approximately 45,638,476 shares of Common Stock of the issuer not held by affiliates.

As of April 16, 2013, the number of shares of the issuer’s Common Stock outstanding was 77,246,808.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report.

Transitional Small Business Issuer Format (check one): Yes  X . No      .

ANNUAL REPORT ON FORM 10-K

OF NEW COLOMBIA RESOURCES INCORPORATED

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

PART I

Item 1. Business.

Our Corporate History

New Colombia Resources, Inc. F/K/A, VSUS Technologies Incorporated (“the Company”) was incorporated in Delaware on September 20, 2000. Following its establishment, the Company organized, at the end of 2000, two wholly-owned subsidiaries: Safe Mail International Ltd., a company registered in the British Virgin Islands and Safe Mail Development Ltd., a company registered in Israel. As of August 31, 2004, the Company established two additional wholly-owned subsidiaries: VSUS Secured Services, Inc., a Delaware corporation and First Info Network, Inc., a Delaware corporation. Since inception, and until a recent shift in the focus of its business operations, the Company had been a developer and marketer of highly secure communications systems for use over the Internet.

Effective as of April 13, 2005, the Company reorganized its business by transferring substantially all of its business assets into VSUS Secured Services, Inc., its wholly-owned subsidiary. Consequently, its two subsidiaries, Safe Mail Development Ltd. and Safe Mail International Ltd., became subsidiaries of VSUS Secured Services, Inc.

On April 14, 2005, VSUS Technologies Incorporated acquired 1stAlerts, Inc., a Delaware corporation (“1stAlerts”), a company that develops, markets and sells software applications, when 1stAlerts merged with and into the Company's wholly-owned Delaware subsidiary, First Info Network, Inc., hereinafter referred to as the “1stAlerts Acquisition”. At the time of the 1stAlerts Acquisition, among other things: (i) the Company exchanged 13,000,000 shares of its Common Stock, and 200 shares of its Series B Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, (ii) the Company issued 1,861,841 of its Class A Warrants in exchange for warrants to purchase shares of Common Stock of 1stAlerts, (iii) the Company assumed $4,565,000 of promissory and convertible notes from 1stAlerts, and (iv) certain officers and directors of 1stAlerts became officers and directors of the Company. The 200 shares of series B Participating Preferred Stock, the 1,861,841 Class A Warrants which were never registered and a portion of the Convertible Notes were cancelled as a part of the June 24, 2009 Rescission Agreement with 1 st Alerts. The Company returned all of the Capitol stock of 1 st Alerts as part of the 2009 Rescission Agreement. No remaining 1 st Alerts Officers and Directors currently serve as Officers or Directors of the Company.

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

1 st Alerts agrees that as consideration for the execution of this Rescission Agreement, it shall: (a) relinquish and forever waive any ownership claim or right to the 13,000,000 shares of VSUT common stock issued to the shareholders of 1 st , or their designees pursuant to the terms of the Acquisition Agreement; including 200 shares of participating preferred shares issued subsequent to the Acquisition Agreement, and (b) to delivered forthwith to VSUT said shares, medallion guaranteed, with a notarized third party release, and notarized corporate resolution from 1st.

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

On February 24, 2011, New Colombia Resources, Inc., a Delaware corporation (the “Company”), closed the Final Purchase Agreement (the “Agreement”) with Erasmo Alfredo Almanza Latorre, a Columbian Citizen. The agreement provides for the acquisition of LA TABAQUERA COAL MINE (LA TABAQUERA) with Concession Contract No. ILE-09551, granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining.

Pursuant to the Agreement and addendum, the Company purchased 100% of LA TABAQUERA and any and all of its subsidiaries. The consideration paid to Erasmo Almanza is an aggregate of 5,606,410 fully paid shares of Common Stock of the Company (the “Shares”), for 100% of all of the outstanding shares of LA TABAQUERA, and $100,000.00 in cash payments.

Amendments to Articles of Incorporation or Bylaws

Effective January 24, 2013, VSUS Technologies, Inc. has changed the Articles of Incorporation so that the “First” article shall read: The Company has changed its Corporate name from VSUS Technologies, Inc. to New Colombia Resources, Incorporated. This Corporate action was approved and announced by FINRA on January 24, 2013. The Company also has a new ticker symbol, (NEWC) also effective January 24, 2013.

Overview

About New Colombia Resources, Inc.

NEWC is a growing company specializing in acquisitions of revenue generating businesses. The company has daily interactions with possible acquisition targets looking to expand our operations and the company revenue stream. We have acquired a mining concession by the name of La Tabaquera in Colombia. Over the past year the Company has continued to search for the right business plan and business model to add to the company's overall value. With core values of environmental and capital stewardship, we will strive to become good environmental neighbors and provide all shareholders operating and financial transparency. Our Company will have three revenue producing business units in Colombia: coking and coal mining in Guaduas, Colombia, docks and river transportation along the Magdalena River, and a coal export terminal on the northern coast of Colombia. The Company is also exploring allegiances with U.S. universities to study capturing Coal Bed Methane (CBM) in Colombia.

Industry Background

The company has moved into the coal industry in Colombia, due to the rising prices in oil worldwide we feel that this industry is beneficial to our company and our strategy to move forward while drawing attention from the public to invest in a promising industry and company.

About Guaduas, Colombia

Our first mining acquisition is in the town of Guaduas, Colombia. NEWC will become a responsible neighbor in Guaduas. The company will sponsor health centers, schools, and many other causes when needed. Under Colombian law, mining companies are required to donate for social benefit. Mr. Erasmo Almanza, shareholder, has strong ties to the community and expects NEWC to have the full faith and support of the Town of Guaduas. Guaduas is a municipality of 35,000 people with excellent electrical and water supply and an ample workforce. For more information on Guaduas, click. http://translate.google.com.co/translate?u=http://www.guaduas-cundinamarca.gov.co&hl=es&ie=UTF-8&sl=es&tl=en New Colombia Resources, Inc. (NEWC.PK), through its wholly owned subsidiary, will acquire, explore and develop coal mining concessions in Colombia. Our first acquisition, La Tabaquera Concession Contract No. ILE-09551 (“The Concession”) granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining (INGEOMINAS), will allow us to enter the growing Colombian coal mining industry. We will implement new US mining technologies to provide innovative approaches to geological engineering, and clean coal mining in Colombia.

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

Employees

The Company’s team currently consists of one (1) employee and several independent contractors. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

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

Our Common Stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “NEWC.” Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market, which could make our efforts to raise capital more difficult. In addition, the firms that make a market for our Common Stock could discontinue that role. OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day. We cannot predict whether a more active market for our Common Stock will develop in the future. In the absence of an active trading market:

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

As of the date hereof, our current executive officers, directors and holders of 5% or more of our outstanding Common Stock together beneficially owned approximately 47.04% of our outstanding Common Stock, assuming they exercised all of the currently vested stock options and warrants held by them. These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

As of the date hereof, we had outstanding 76,738,476 shares of Common Stock of which approximately a large number are shares are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of certain shares of our issued and outstanding Common Stock. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of our Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital through the sale of our equity securities.

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

Item 2. Description of Property.

Our executive and operations offices are located in Sunny Isles Beach, FL and also in Barranquilla, Colombia. The Company shares office space with other related parties, and does not make rental payments.

Item 3. Legal Proceedings.

The company is not involved in any legal proceedings at the time of this filing.

Item 4. Submission of Matters to a Vote of Security Holders.

During the year ended December 31, 2012, and subsequent periods through the date hereof, no matters were submitted to a vote of our stockholders, whether through the solicitation of proxies or otherwise.

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

2012	High	Low
First Quarter	$0.02	$0.02
Second Quarter	0.018	0.0155
Third Quarter	0.009	0.0086
Fourth Quarter	0.027	0.0181

2011	High	Low
First Quarter	$0.51	$0.07
Second Quarter	0.74	0.30
Third Quarter	0.55	0.08
Fourth Quarter	0.30	0.05

Holders

As of the date hereof, the aggregate number of shares of our Common Stock outstanding is 76,738,476 held of record by approximately 258 registered holders.

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

We are a development stage enterprise. To date we have incurred significant losses from operations and, at December 31, 2012, had an accumulated deficit of approximately $24,716,546. At December 31, 2012 we had $Nil of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time as we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue was $0 for the years ended December 31, 2012 and 2011.

General and administrative expenses were $704,686 and $667,560 for the years ended December 31, 2012 and 2011, respectively.

Net loss decreased to $772,903 for the year ended December 31, 2012 from $2,099,183 for the year ended December 31, 2011 due primarily to the decrease in the loss on derivative liabilities, which was $930,382 during the year ended December 31, 2011, compared to a gain of $93,015 for 2012.

Our revenues and future profitability are substantially dependent on our ability to:

•

raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary; and

•

continue to grow our business through acquisitions.

Liquidity and Capital Resources

Our cash and cash equivalents balance at December 31, 2012 was $0 as compared to $49 at December 31, 2011.

Cash flows used in operating activities was $124,549 for the year ended December 31, 2012 as compared to $112,054 for the year ended December 31, 2011.

Cash flows used in investing activities was $0 for the year ended December 31, 2012 as compared to $45,000 for the year ended December 31, 2011.

Cash flows provided by financing activities was $124,500 for the year ended December 31, 2012 as compared to $154,000 for the year ended December 31, 2011.

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

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data.

Financial Statements for the years ended December 31, 2012 and 2011 (see pages F-1 through F-20, hereof)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 and 2011

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS:

Auditor’s Report	F-2

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and for the Period from September 20, 2000 (inception) through December 31, 2012 (Unaudited)	F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Period from January 1, 2006 through December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Period from September 20, 2000 (inception) through December 31, 2012 (Unaudited)	F-6

Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

New Colombia Resources, Inc. and Subsidiaries

(formerly VSUS Technologies, Inc.)

(A development stage company)

Canyon Country, California

We have audited the accompanying consolidated balance sheet of New Colombia Resources, Inc. and its subsidiary, a development stage company, (collectively, the “Company") as of December 31, 2012 and 2011, and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the years then ended These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Colombia Resources, Inc. and its subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 16, 2013

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$-	$49
Prepaid expenses	362	-
Total Current Assets	362	49

Non-Current Assets
Mining rights	100,000	100,000
TOTAL ASSETS	$100,362	$100,049

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$252,356	$256,229
Accounts payable and accrued interest--related parties	342,292	406,482
Derivative liability	-	107,575
Short-term convertible debt	37,500	-
Short-term convertible debt--related party	348,634	76,728
Short-term debt--related party	-	328,000
Total Current Liabilities	980,782	1,175,014

Non-Current Liabilities
Long-term convertible debt	35,000	-
Total Liabilities	1,015,782	1,175,014

Stockholders' Deficit:
Preferred stock $0.001 par value (shares authorized--20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated; 10,000,000 shares issued and outstanding at December 31, 2012 and at December 31, 2011	10,000	10,000
Common stock $0.001 par value (shares authorized--500,000,000); 77,996,808 shares issued and outstanding at December 31, 2012 and 50,344,097 at December 31, 2011, respectively	77,996	50,344
Additional paid-in capital	23,713,130	22,868,334
Subscription receivable	-	(60,000)
Deficit accumulated during the development stage	(24,716,546)	(23,943,643)
Total Stockholders’ Deficit	(915,420)	(1,074,965)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100,362	$100,049

See the accompanying notes to the Consolidated Financial Statements

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	From September 20, 2000 (Inception) through
	December 31,	December 31,	December 31,
	2012	2011	2012 (Unaudited)

Revenues
Revenues	$-	$-	$1,728,800

Operating Expenses
Impairment of assets	-	75,000	225,000
Geology and engineering	12,849	-	12,849
General and administrative	704,686	667,560	21,008,506

Total Operating Expenses	717,535	742,560	21,246,355

Loss from Operations	(717,535)	(742,560)	(19,517,555)

Financing expenses, net	-	-	3,017,000
Loss on settlement of debt	37,507	298,996	336,502
Interest expense	128,248	127,245	255,494
Gain on debt restructuring	(33,622)	-	(33,622)
Penalty for early extinguishment of debt	16,250	-	16,250
(Gain) loss on derivatives	(93,015)	930,382	1,607,367

Net loss	$(772,903)	$(2,099,183)	$(24,716,546)

Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average number of shares outstanding	63,739,764	70,160,610

See the accompanying notes to the Consolidated Financial Statements

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Additional	Deferred
	Common Stock		Preferred Stock		Subscription	Paid-in	Stock-based	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Compensation	Deficit	Total

Balance at January 1, 2006 (Unaudited)	54,408,524	$ 54,408	-	$ -	$ -	$22,277,000	$ (1,898,000)	$ (21,689,000)	$(1,210,354)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-
Other Equity Transactions-None	-	-	-	-	-	-	-	-	-
Balance at December 31, 2006 (Unaudited)	54,408,524	54,408	-	-	-	22,277,000	(1,898,000)	(21,689,000)	(1,210,354)
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(17,717)
Other Equity Transactions-None	-	-	-	-	-	-	-	-	-
Balance at December 31, 2008 (Unaudited)	54,408,524	54,408	-	-	-	22,277,000	(1,898,000)	(21,689,000)	(1,210,354)
Stock Split	(54,341,823)	(54,342)	-	-	-	52,409	-	-	(1,933)
Stock Issued for Reverse Merger and Rescission	6,500,000	6,500	-	-	-	57,591	-	-	64,091
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(2,000)	(2,000)
Balance at December 31, 2009 (Unaudited)	6,566,701	6,567	-	-	-	22,450,000	(1,898,000)	(21,691,000)	(1,132,433)
Stock Issued	58,150,000	58,150	-	-	-	1,460	-	-	59,610
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	(153,460)	(153,460)
Balance at December 31, 2010 (Unaudited)	64,716,701	64,717	-	-	-	22,451,460	(1,898,000)	(21,844,460)	(1,226,283)
Stock Issued for Conversions of Notes Payable	11,095,986	11,096	-	-	-	709,377	-	-	720,473
Loss on Settlement of Debt	-	-	-	-	-	298,996	-	-	298,996
Stock Issued for Employee Compensation	11,500,000	11,500	-	-	-	188,500	-	-	200,000
Stock Issued for Cash	2,000,000	2,000	-	-	-	152,000	-	-	154,000
Stock Issued to Acquire La Tabaqueria Mine	5,606,410	5,606	-	-	-	(5,606)	-	-	-
Stock Issued for Subscription Receivables and Reclassification of Subscription Receivable from Notes Receivable	250,000	250	-	-	(60,000)	19,750	-	-	(40,000)
Preferred Stock Issued for Services	-	-	10,000,000	10,000	-	(10,000)	-	-	-
Common Stock Returned to Treasury	(46,000,000)	(46,000)	-	-	-	46,000	-	-	-
Stock Issued for Services	1,175,000	1,175	-	-	-	80,550	-	-	81,725
Amortization of Warrants Issued for Services	-	-	-	-	-	12,500	-	-	12,500
Settlement of Derivative Liabilities through Conversion of Related Notes	-	-	-	-	-	822,807	-	-	822,807
Reclassification of Deferred Stock-Based Compensation	-	-	-	-	-	(1,898,000)	1,898,000	-	-
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(2,099,183)	(2,099,183)
Balance at December 31, 2011	50,344,097	50,344	10,000,000	10,000	(60,000)	22,868,334	-	(23,943,643)	(1,074,965)
Stock Issued in Conversion of Debt	9,223,600	9,224	-	-	-	77,204	-	-	86,428
Settlement of Accrued Interest	14,345,778	14,345	-	-	-	88,890	-	-	103,235
Stock-Based Compensation	3,083,333	3,083	-	-	-	103,667	-	-	106,750
Incremental Value for Preferred Shareholder						370,454			370,454
Amortization of Warrants Issued for Services						16,667			16,667
Settlement of Derivative Liabilities Through Conversion of Related Notes	-	-	-	-	-	86,956	-	-	86,956
Loss on Settlement of Debt	-	-	-	-	-	37,507	-	-	37,507
Stock Issued for Cash	1,000,000	1,000	-	-	-	2,500	-	-	3,500
Contribution to Capital	-	-	-	-	-	120,951	-	-	120,951
Write-off of Subscription Receivable	-	-	-	-	60,000	(60,000)	-	-	-
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(772,903)	(772,903)
Balance at December 31, 2012	77,996,808	$ 77,996	10,000,000	$ 10,000	$ -	$23,713,130	$ -	$ (24,716,546)	$ (915,420)

See the accompanying notes to the Consolidated Financial Statements

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended		From September 20, 2000 (Inception) through
	December 31,		December 31,
	2012	2011	2012 (Unaudited)
CASH FLOWS-OPERATING ACTIVITIES
Net loss for the period	$(772,903)	$(2,099,183)	$(24,716,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	-	75,000	225,000
Stock issued for compensation	493,871	294,225	19,774,895
Loss on settlement of accrued interest	36,662	-	36,662
Loss on settlement of debt	845	298,996	299,841
(Gain) loss on derivative liability	(93,015)	930,382	1,607,367
Amortization of discount on convertible debenture	72,395	-	72,395
Penalty for early extinguishment of third party debt	16,250	-	16,250
(Gain) loss on debt restructuring	(12,988)	-	(12,988)
Changes in operating assets and liabilities:
Change in prepaid expenses	(362)	-	(362)
Change in other receivables	-	4,029	8,058
Change in accounts payable and accrued expenses	108,723	103,326	442,954
Change in accrued expenses and interest--related party	25,973	281,171	307,144
Net cash (used in) operating activities	(124,549)	(112,054)	(1,939,330)

CASH FLOWS-INVESTING ACTIVITIES
Notes receivable	-	-	(200,000)
Cash paid for mining rights	-	(45,000)	(45,000)
Purchase of fixed assets	-	-	(150,000)
Net cash (used in) investing activities	-	(45,000)	(395,000)

CASH FLOWS-FINANCING ACTIVITIES
Payments on convertible debentures	-	-	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loans	120,000	-	1,984,579
Related parties	-	-	181,000
Issuance of shares for cash	3,500	154,000	186,240
Capital contributions by officer	1,000	-	1,000
Net cash provided by financing activities	124,500	154,000	2,334,330

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49)	(3,054)	-

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	49	3,103	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$-	$49	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$10,000	$10,000
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Reclassification of note receivable and accrued expenses	$-	$160,000	$-
Reclassification of note receivable into subscription receivable	$-	$40,000	$-
Common stock issued for subscription receivable	$-	$20,000	$20,000
Common stock issued for conversion of debentures	$86,428	$720,473	$806,901
Settlement of derivative liabilities through conversion of related notes	$84,560	$822,807	$907,367
Settlement of accrued interest through stock issuance	$103,235	$-	$103,235
Debt discount from derivative liabilities	$70,000	$-	$70,000
Payable accrued for mining rights	$-	$55,000	$55,000
Loan proceeds paid directly to service providers	$22,500	$-	$22,500
Write-off of subscription receivable	$60,000	$-	$60,000
Reclassification of derivative liability to additional paid-in capital	$2,395	$-	$2,395
Repayments of convertible debt by third party	$119,952	$-	$119,952

See the accompanying notes to the Consolidated Financial Statements

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND HISTORY

VSUS Technologies, Inc. was incorporated in Delaware on September 20, 2000. Following its establishment, the Company organized, at the end of 2000, two wholly-owned subsidiaries: Safe Mail International Ltd., a company registered in the British Virgin Islands and Safe Mail Development Ltd., a company registered in Israel. As of August 31, 2004, the Company established two additional wholly-owned subsidiaries: VSUS Secured Services, Inc., a Delaware corporation, and First Info Network, Inc., a Delaware corporation. Since inception, and until a recent shift in the focus of its business operations, the Company had been a developer and marketer of highly secure communications systems for use over the internet.

Effective as of April 13, 2005, the Company reorganized its business by transferring substantially all of its business assets into VSUS Secured Services, Inc., its wholly-owned subsidiary. Consequently, its two subsidiaries, Safe Mail Development Ltd. and Safe Mail International Ltd., became subsidiaries of VSUS Secured Services, Inc.

On April 14, 2005, VSUS Technologies, Inc. acquired 1stAlerts, Inc., a Delaware corporation (“1stAlerts”), a company that develops, markets and sells software applications, when 1stAlerts merged with and into the Company's wholly-owned Delaware subsidiary. First Info Network, Inc., hereinafter referred to as the “1stAlerts Acquisition.” At the time of the 1stAlerts Acquisition, among other things: (i) the Company exchanged 13,000,000 shares of its Common Stock, and 200 shares of its Series B Participating Preferred Stock, for all of the issued and outstanding shares of capital stock of 1stAlerts, (ii) the Company issued 1,861,841 of its Class A Warrants in exchange for warrants to purchase shares of Common Stock of 1stAlerts, (iii) the Company assumed $4,565,000 of promissory and convertible notes from 1stAlerts, and (iv) certain officers and directors of 1stAlerts became officers and directors of the Company. The 200 shares of Series B Participating Preferred Stock, the 1,861,841 Class A Warrants, which were never registered, and a portion of the Convertible Notes were cancelled as a part of the June 24, 2009 Rescission Agreement with 1st Alerts. The Company returned all of the capital stock of 1st Alerts as part of the 2009 Rescission Agreement. No remaining 1st Alerts Officers and Directors currently serve as Officers or Directors of the Company.

VSUS Technologies, Inc. (the “Company”) specializes in acquisitions of revenue generating businesses. During 2011, the Company executed an agreement and acquired La Tabaquera, a Columbian company whose sole asset is a mining concession in Colombia. See Note 4.

The Company changed its name to New Colombia Resources, Inc. See Note 10.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

Consolidation

The accompanying consolidated financial statements represent the consolidated operations of New Colombia Resources, Inc. and its wholly-owned subsidiaries, VSUS Secured Services, Inc., First Info Network, Inc., and La Tabaquera. Intercompany balances and transactions have been eliminated in consolidation.

Development Stage

The Company has not produced significant revenues from its principal business and is a development stage company as defined by ASC Topic 915, Development Stage Entities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of one year or less to be cash equivalents. Cash equivalents include cash on hand and cash in the bank.

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

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near-term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

The impairment loss on fair value of its mining rights is $0 and $75,000 for the years ended December 31, 2012 and 2011, respectively.

Asset Retirement Obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation. As of December 31, 2012, the Company had not begun development activities, and therefore, did not record a liability.

Goodwill and Other Intangible Assets

In accordance with ASC Topic 350 "Goodwill and Other Intangible Assets," the Company assesses goodwill and indefinite-lived intangible assets for impairment annually, or more frequently, if events and circumstances indicate impairment may have occurred. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Income Taxes

The Company has adopted Accounting Standards Codification Subtopic 740-10, Income Taxes (“ASC 740-10”). ASC 740-10 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in California. The Federal Deposit Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, affiliate receivable, settlement receivable, accounts payable, and accrued expenses and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange, or from future earnings, or cash flows.

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

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; and

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

The Company does not believe any recently issued accounting pronouncements issued by the FASB and the SEC will have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $772,903 and $2,099,183 for the years ended December 31, 2012, and 2011, respectively, and had a working capital deficit of $980,420 as of December 31, 2012. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plan in this regard, include raising additional cash from current and potential stockholders and lenders, making strategic acquisitions, and increasing the marketing of its products and services. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to the Company when needed, and on commercially reasonable terms. The Company's inability to derive sufficient revenues from the sale of its products, or obtain additional financing when needed, would have a material adverse effect on the Company, requiring the Company to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the Company's then current stockholders.

NOTE 4 - ACQUISITION OF LA TABAQUERA AND MINING RIGHTS

On February 24, 2011, the Company acquired La Tabaquera, a Columbian company whose sole asset is the “Concession Contract No. ILE-09551, granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining” for a period of 4 - 30 years.

Under the agreement, the Company issued 5,606,410 shares of common stock and agreed to pay the owner $100,000 in cash. Due to the lack of an active market for the Company’s common shares, the Company determined the fair value of the common stock was $0 on the acquisition date. As of December 31, 2012, $74,347 of the cash payment had been paid, with the remaining $25,653 still owed and included in accounts payable and accrued expenses in the consolidated balance sheet. The $25,653 has no specific terms of repayment and is unsecured. The Company expects to pay the remaining amount upon receipt of future funding. If the amounts are not paid, the Company may have to re-negotiate with the seller.

NOTE 5 - DEBT AND RELATED PARTY TRANSACTIONS

Related Party Debt

As of December 31, 2011, the Company had an outstanding convertible note to Ararat, LLC, a Company owned by a family member of Kyle Gotshalk (a former officer). The interest rate was 10% and the note was unsecured. The principal balance of the note was convertible into common stock at the holder’s option at 70% of the market price of the Company’s common stock on the date of conversion. During the twelve months ended December 31, 2012, the Company converted the remaining principal of the note, $76,728, into 3,535,853 shares of common stock. On February 13, 2012, the holder converted $31,275 of accrued but unpaid interest into 1,864,297 shares of the Company’s common stock. On July 25, 2012, the holder converted $36,960 of accrued but unpaid interest into 6,000,000 shares of the Company’s common stock. On September 10, 2012, the holder converted $35,000 of accrued but unpaid interest into 6,481,481 shares of the Company’s common stock. On November 14, 2012, the Company restructured the debt. The new debt does not bear interest and will be fully satisfied upon the lender receiving the scheduled final payment on March 15, 2013. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an extension of the maturity date, the modification of the interest rate, and the modification of the conversion terms. As a component of the debt restructuring, the lender will not make any conversion demands. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a gain on debt restructuring of $33,622. On November 15, 2012 and on December 14, 2012, accrued interest payments amounting to $15,000 and $25,000, respectively, were paid by a third party on behalf of an officer of the Company. The total of the two payments is not owed to the officer by the Company, and was considered a contribution to capital. The Company has no liability as of December 31, 2012 related to the aforementioned payments. At December 31, 2012, the principal balance of the note was $0 and accrued interest was $52,500. At December 31, 2011, the principal balance of the note was $76,728 and accrued interest was $228,432.

On April 14, 2008, the Company signed a loan agreement in which it borrowed an aggregate of $328,000 from Ararat, LLC, a Company owned by a family member of Kyle Gotshalk (a former officer). The note originally matured on December 31, 2012 and carried a 10% interest rate. On November 14, 2012, the Company restructured the debt into a new convertible note, which does not accrue interest. The lender has the right to convert the loan within twenty-four months at a price of $0.30 per share. Any nets proceeds from the stock currently held by the lender or by the preferred shareholder which are liquidated within the next twenty-four months will be credited against the loan. At the end of the twenty-four months, the lender has the right to demand stock as payment of the debt at 90% of the bid price for the preceding ten-day weighted average. The lender will not be subject to the floor price of $0.30 after November 15, 2014. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an extension of the maturity date, the modification of the interest rate, and the modification of the conversion price. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as an increase in the principal in the amount of 20,634, resulting in a loss on debt restructuring for that same amount. The resulting derivative liability was reclassified and accounted for as an increase to additional paid-in capital. At December 31, 2012, the principal balance of the note was $348,634 and accrued interest was $53,290. At December 31, 2011, the principal balance of the note was $328,000 and accrued interest was $41,124.

Third Party Debt

On February 22, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $37,500 at 8% interest, which was convertible into common stock of the Company. The loan was convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note was unsecured and set to mature on November 27, 2012. Loan proceeds amounting to $17,500 were paid directly to service providers. On July 11, 2012, the loan agreement was amended and was convertible at 45% of the average lowest three-day trading price of common stock during the 60 days preceding the date of conversion. On August 20, 2012, the loan became convertible and a related derivative liability was recorded. On August 30, 2012, the holder converted $6,600 of the principal into 2,869,565 shares of the Company’s common stock. On October 15, 2012, the holder converted $3,100 of the principal into 2,818,182 shares of the Company’s common stock. On November 27, 2012, the principal and accrued interest balances, which amounted to a total of $29,863, were paid by a third party on behalf of an officer of the Company. The total payment is not owed to the officer by the Company, and was considered a contribution to capital. The Company has no liability as of December 31, 2012 related to the aforementioned payment.

On May 8, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $32,500 at 8% interest, which is convertible into common stock of the Company. The loan was convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note was unsecured and set to mature on February 11, 2013. Loan proceeds amounting to $2,500 were paid directly to service providers. On November 4, 2012, the loan became convertible and a related derivative liability was recorded. On November 19, 2012, the principal and accrued interest balances, which amounted to a total of $33,774, were paid by a third party on behalf of an officer of the Company. In addition, the third party made a penalty payment amounting to $16,250 for the early extinguishment of the loan. The total of these payment amounts is not owed to the officer by the Company, and was considered a contribution to capital. The Company has no liability as of December 31, 2012 related to the aforementioned payments.

On July 12, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $27,500 at 8% interest, which is convertible into common stock of the Company. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on April 16, 2013. Loan proceeds amounting to $2,500 were paid directly to service providers. At December 31, 2012, the principal balance of the note was $27,500 and accrued interest was $1,037.

On October 25, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $10,000. The note accrues interest at the rate of 10% per annum and has a maturity date of October 25, 2013. The principal amount of the note and accrued interest are convertible after 180 days from the date of issuance at 60% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. At December 31, 2012, the principal balance of the note was $10,000 and accrued interest was $184.

On October 30, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $35,000. The note accrues interest at the rate of 10 (ten) percentage points per annum above the Prime Rate and has a maturity date of October 30, 2014. During the period ended December 31, 2012, the Prime Rate was 3.25% and the note accrued interest at the rate of 13.25% per annum. The lender shall only have the right to convert the principal amount of the note concurrently with the Company effecting a public sale, spin-off, or other similar disposition of the shares of its common stock. The Company evaluated the conversion options under FASB ASC Topic 815 - 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon one of the aforementioned transactions occurring. As none of these transactions had occurred as of the period ended December 31, 2012, and as per FASB ASC Topic 470 - 20, the derivative instrument need not be accounted for as of December 31, 2012. At December 31, 2012, the principal balance of the note was $35,000 and accrued interest was $799.

Related Party Transactions

On November 19, 2012, the Company’s Board of Directors and a majority of the shareholders of the Company approved and accepted the resignations of Kyle Gotshalk and Cherish Adams as officers and directors of the Company.

As of December 31, 2012, the accrued liabilities and accrued interest--related parties balance was composed of $25,973 of expenses which were paid directly by and owed to an officer of the Company, $210,258 in accrued salaries payable to an officer and former officers of the Company and $106,061 of accrued interest related to the related party debt.

NOTE 6 - SHAREHOLDERS' EQUITY

Preferred Stock

There are 20,000,000 shares of authorized preferred stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to the Company’s former Chief Executive Officer for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends. The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25, and ASC 815-10-25, and determined that equity classification was appropriate. As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During the twelve months ended December 31, 2012, the Company issued an aggregate of 27,652,711 shares. The Company determined the aggregate incremental cost of the share issuance to be $370,454, based on the market price at the respective dates of share issuances. The Company expensed this amount during the period ended December 31, 2012.

Common Stock

During the year ended December 31, 2011, the Company issued an aggregate of 12,675,000 common shares for services valued at $281,725.

During the year ended December 31, 2011, the Company issued an aggregate of 11,095,986 common shares as repayment of a portion of related party debt amounting to $720,473. The shares were valued to be worth more than the debt extinguished and created a resulting loss on extinguishment of debt of $298,996.

During the year ended December 31, 2011, the Company issued an aggregate of 250,000 common shares for a subscription receivable of $20,000. Another $40,000 in notes receivables from the year ended December 31, 2010 were classified as a subscription receivable.

During the year ended December 31, 2011, the Company issued an aggregate of 2,000,000 common shares for cash totaling $154,000.

During the year ended December 31, 2011, the Company issued an aggregate of 46,000,000 shares, which were returned to treasury due to non-payment on subscription receivables outstanding at December 31, 2010.

During the year ended December 31, 2011, the Company issued an aggregate of 5,606,410 shares with a fair value of $0, which were issued for the acquisition of the La Tabaquera mine in Columbia. See Note 4.

During 2011, the Company reclassified $1,898,000 of deferred stock based compensation to additional paid-in capital in accordance with ASC 718.

During the year ended December 31, 2012, the Company issued an aggregate of 3,083,333 common shares for services valued at $106,750.

During the year ended December 31, 2012, the Company issued an aggregate of 3,535,853 common shares as repayment of the principal of a related party debt amounting to $76,728.

During the year ended December 31, 2012, the Company issued an aggregate of 14,345,778 common shares as settlement of accrued but unpaid interest. The shares were valued at $103,235. The Company recognized a gain from settlement of accrued interest in the amount of $36,662.

During the year ended December 31, 2012, the Company issued an aggregate of 5,687,747 common shares as settlement of a portion of the principal of a convertible note. The shares were valued at $9,700.

During the year ended December 31, 2012, the Company issued an aggregate of 1,000,000 common shares for cash totaling $3,500.

On May 22, 2012, the Directors of the Company approved the filing of a Certificate of Amendment with the State of Delaware, which was subsequently approved, to increase the authorized shares of common stock of the Company from 100,000,000 shares to 500,000,000 shares of authorized common stock.

Stock Options

During the year ended December 31, 2011, an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President, as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over three years. For the year ended December 31, 2012, $16,667 was expensed as stock-based compensation.

The following table summarizes the Company’s stock options:

			Aggregate
		Weighted Average	Intrinsic		Weighted Average
	Options	Exercise Price	Value	Exercisable	Remaining Life
Balance, December 31, 2010	20,000,000	$0.10	$ -	1,666,667	No Expiration
Granted	5,000,000	$0.10			No Expiration
Expired	-	-
Exercised	-	-
Balance, December 31, 2011	25,000,000	$0.10	$250,000	9,583,333	No Expiration
Granted
Expired	-	-
Exercised	-	-
Balance, December 31, 2012	25,000,000	$0.10	-	17,916,667	No Expiration

The fair value of the Company’s stock options was determined using a Black-Scholes option pricing model. Assumptions used include (1) 4.51% risk-free interest rate, (2) expected term is the expected amount of time until conversion, (3) expected volatility of 853%, (4) zero expected dividends, (5) exercise prices as set forth in the agreements, and (6) common stock price of the underlying share on the valuation date.

NOTE 7 - DERIVATIVE LIABILITY

The Company had convertible notes outstanding during 2011 and 2012 (See Note 5), which were convertible into common shares at 70% of the market price of the Company’s common stock on the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $107,575 as of December 31, 2011. As a result of the conversion of the underlying debt described in Note 5, the derivative liability amounting to 68,508 was settled through additional paid-in capital.

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

The Company restructured one of the notes into a new convertible note on November 14, 2012 (See Note 5), in which the lender has the right to convert the loan within twenty-four months at a price of $0.30 per share. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. As a result, a discount of $2,395 was recorded. For the period from November 14, 2012 to December 31, 2012, the Company fully amortized the discount on the note for $2,395, with the unamortized discount being $0 as of December 31, 2012. The liability of $2,395 was settled through additional paid-in capital.

The fair value of the instrument was determined using the Black-Scholes option pricing model. Assumptions used included: (1) 0.10% risk-free interest rate, (2) expected term is until the maturity date of November 14, 2014, (3) expected volatility of 351%, (4) zero expected dividends, (5) exercise price of $0.30, (6) common stock price of the underlying shares on the valuation date, and (7) number of shares to be issued if the instrument is converted.

The Company had a note which became convertible on August 20, 2012 (See Note 5), which was convertible at 45% of the average lowest three-day trading price of common stock during the 60 days preceding the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $77,002 as of August 20, 2012. As a result, a discount of $37,500, an initial loss of $39,502, and a derivative liability of $77,002 were recorded. On November 27, 2012, the principal and accrued interest balances were paid. As of December 31, 2012, the fair value of the derivative liability was $0, and the change in the fair value during the period from August 20, 2012 to December 31, 2012 resulted in a recorded net gain on fair value of the derivative liability of $21,448. As a result of the conversion of the underlying debt described in Note 5, the derivative liability amounting to 16,052 was settled through additional paid-in capital. For the period from August 20, 2012 to December 31, 2012, the Company also amortized the discount on the note for $37,500, with the unamortized discount being $0 as of December 31, 2012.

The fair value of the instrument was determined using the Black-Scholes option pricing model. Assumptions used included: (1) 0.10% - 0.11% risk-free interest rate range, (2) expected term was until the maturity date of November 27, 2012, (3) expected volatility range of 181% - 399%, (4) zero expected dividends, (5) conversion rate range of $0.0009 - $0.0024, (6) common stock price of the underlying shares on the valuation date, and (7) number of shares to be issued if the instrument is converted at the determined exercise price.

The Company had a note which became convertible on November 4, 2012 (See Note 5), which was convertible at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $35,715 as of November 4, 2012. As a result, a discount of $32,500, an initial loss of $3,215, and a derivative liability of $35,715 were recorded. On November 19, 2012, the principal and accrued interest balances were paid. As of December 31, 2012, the fair value of the derivatives was $0, and the change in the fair value during the period from November 4, 2012 to December 31, 2012 resulted in a recorded net gain on fair value of the derivative liability of $32,500. For the period from November 4, 2012 to December 31, 2012, the Company also amortized the discount on the note for $32,500, with the unamortized discount being $0 as of December 31, 2012.

The fair value of the instrument was determined using the Black-Scholes option pricing model. Assumptions used included: (1) 0.10% risk-free interest rate, (2) expected term is until the maturity date of February 11, 2013, (3) expected volatility range of 224% - 267%, (4) zero expected dividends, (5) conversion rate range of $0.0013 - $0.0017, (6) common stock price of the underlying shares on the valuation date, and (7) number of shares to be issued if the instrument is converted at the determined exercise price.

The following table summarizes the Company’s derivative liability activity during the twelve months ended December 31, 2012:

Derivative Liability	Amount
Derivative liability as of December 31, 2011	$107,575
Change in fair value of derivative liability	(93,015)
Debt discount	70,000
Settlement of derivative liability due to conversion of related notes	(84,560)
Derivative liability as of December 31, 2012	$-

NOTE 8 - FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic 820 - 10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 - 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

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

As required by FASB ASC Topic 820 - 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model (See Note 7).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012:

	Fair Value Measurements at December 31, 2012 and 2011
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability - 2011	$-	$-	$107,575	$107,575
Derivative liability - 2012	$-	$-	$-	$-

NOTE 9 - INCOME TAX EXPENSE

At December 31, 2012, the Company had unused federal and state net operating loss carryforwards available of approximately $761,523, which may be applied against future taxable income, if any, and which expire in various years through 2032.

The Company’s deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011

Benefit from net operating losses	$258,918	$170,898
Valuation allowance	(258,918)	(170,898)
Net tax expense	$-	$-

NOTE 10 - SUBSEQUENT EVENTS

On January 15, 2013, February 15, 2013, and March 15, 2013, a third party made payments on behalf of an officer of the Company, each amounting to $17,500, to payoff the accrued interest balance of $52,500 related to one of the Ararat, LLC notes (See Note 5). The total of the three payments was not owed to the officer by the Company, and was considered a contribution to capital. As of March 15, 2013, the note was considered fully satisfied.

On January 15, 2013, a payment of $42,335 was made by a third party on behalf of an officer of the Company. The payment full satisfied the July 12, 2012 Asher loan (See Note 5). The payment addressed both principal and interest, and a penalty was assessed for the early extinguishment of the loan. The total payment amount is not owed to the officer by the Company, and was considered a contribution to capital.

Effective January 24, 2013, VSUS Technologies, Inc. has changed the Articles of Incorporation so that the “First” article shall read: The Company has changed its Corporate name from VSUS Technologies, Inc. to New Colombia Resources, Incorporated. This Corporate action was approved and announced by FINRA on January 24, 2013. The Company also has a new ticker symbol, (“NEWC”); also effective January 24, 2013.

On February 4, 2013, the Company’s Board of Directors approved the issuance of 1,000,000 shares to Charlie Chong (a third party), 50,000 shares to Reniv Yong Kok Keong (a third party), and 1,000,000 shares to John “Juan” Campo (the Company’s President and Sole Director) for services rendered.

On March 6, 2013, the Company’s Board of Directors approved the cancellation of 1,250,000 shares due to the related services having not been rendered.

On March 27, 2013, the Company amended the terms of the debt restructuring which occurred on November 14, 2012 for the April 14, 2008 Ararat, LLC loan (See Note 5). Per the terms of the amendment, the lender agreed to cancel the loan in exchange for 1,500,000 preferred B shares of the Company. These shares can be exchanged for 1,500,000 common shares within the subsequent 19 months. If, at the end of 19 months, the 1,500,000 common shares have a value less than $600,000, the Company will issue additional shares, which when added to the aforementioned 1,500,000 shares, will total $600,000 at 90% of the average bid price of the trailing ten days.

On April 12, 2013, Ararat, LLC released the Company from issuing 1,550,000 shares related to a debt conversion which occurred on March 2, 2011.

On April 12, 2013, the Company cancelled a total of 20,000,000 stock options outstanding related to two former officers, 15,000,000 of which were vested and exercisable as of December 31, 2012.

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

On January 4, 2011 the board of directors of NEWC engaged the accounting firm of Malcolm L. Pollard, Inc. as principal accountants of NEWC for the fiscal year ended December 31, 2010. VSUS did not consult with Malcolm L. Pollard, Inc. during the most recent two fiscal years and the subsequent interim period preceding the engagement of Malcolm L. Pollard, Inc. on January 4, 2011 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on NEWC’s financial statements. Neither written nor oral advice was provided that was an important factor considered by Malcolm L. Pollard, Inc. in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

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

On March 7, 2012 the board of directors of NEWC engaged the accounting firm of MaloneBailey, LLP as principal accountants of NEWC for the fiscal year ended December 31, 2012. NEWC did not consult with MaloneBailey, LLP during the two most recent fiscal year and subsequent interim period preceding the engagement of MaloneBailey, LLP on March 7, 2012 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on NEWC’s financial statements. Neither written nor oral advice was provided that was an important factor considered by MaloneBailey, LLP in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph Item 304 (a)(2)(i) and (ii) of Regulation S-K.

We had no other changes of, or disagreements with, our auditors during the fiscal year ended December 31, 2012, or subsequent periods through the date hereof.

Item 9A. Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to material weaknesses in our internal controls described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria.

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

Item 9B. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the fourth quarter of 2012, which was not so reported.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers as of December 31, 2012

The following table sets forth the names of all of our directors and executive officers, as of December 31, 2012:

Name	Age	Positions Held and Tenure
John Campo	41	Director and President

John Campo, 42, President of New Colombia Resources, Inc., has been involved in public companies for over 20 years. He began his career as a registered representative with a boutique firms in Baltimore, MD.  He was President of Elite Equity Marketing, a public relations firm catering to emerging growth companies, from 2001-2008 with offices in Towson, MD and North Miami Beach, FL. He later began Wall Street International focusing on creating awareness for international companies trading in the U.S. In 2009, he introduced Mr. Erasmo Almanza, a Colombian national with coal mining concessions, to VSUS Technologies Inc. to roll up coal mining concessions and get them into production. Mr. Campo is a Colombian American who resides in Sunny Isles Beach, FL and Barranquilla, Colombia

Significant Employees

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

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2012.

Code of Ethics

We have not yet adopted a code of ethics policy because we are a development stage company, in the early stages of operations. We intend to adopt a code of ethics policy in the future.

Item 11. Executive Compensation.

Summary Compensation

The following table discloses, for the fiscal years ended December 31, 2012, 2011, certain compensation paid and accrued to our named executive officers.

Name and Principal Position	Year	Salary and Other Annual Compensation ($)

John Campo, President and Director	2012	$60,000
	2011	$160,000
Cherish Adams, Sec/Treas and Director	2012	$53,000
	2011	$60,000
Kyle Gotshalk, CEO and Director	2012	$68,000
	2011	$80,000

These amounts are accrued and unpaid per the employment agreements with the company.

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2012 to our named executive officers.

Name	Number Of Securities Underlying Options/SARS Granted (#)	Percent Of Total Options/ SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/SH)	Expiration Date
Kyle Gotshalk	0	N/A	N/A	N/A
Cherish Adams	0	N/A	N/A	N/A
John Campo	5,000,000	100%	$0.10	No Exp. Date

Option/SAR Exercises and Year-End Option/SAR Values

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/Unexercisable
Kyle Gotshalk	0	0	11,250,000/3,750,000	$62,500/$687,500
Cherish Adams	0	0	3,750,000/1,250,000	$20,833/$229,167
John Campo	0	0	2,916,667/2,083,333	$0/$250,000

Long-Term Incentive Awards

We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2012.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

John Campo  has an employment agreement with the company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management, as of the Date of this Report

The following table sets forth the beneficial ownership of persons who owned more than five (5%) percent of our Common Stock, as well as the share holdings of the current members of management, as of the date hereof:

Name And Address Of Beneficial Owner (1)	Amount And Nature Of Beneficial Ownership	Percent Of Class
John Campo	12,000,000	15.6%

All Executive Officers and Directors as a Group	21,500,000	28%

Erasmo Almanza LaTorre	5,606,410	7.3%
Yorktown Consultancy	5,599,256	7.2%

(1)

Unless otherwise indicated, the address of all persons is c/o New Colombia Resources Inc. 251 174th Street # 816, Sunny Isles Beach, FL 33160.

(2)

Percentage of beneficial ownership is based upon the 76,738,476 shares of our Common Stock which is outstanding as of the date hereof, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within sixty (60) days of that date.

Changes in Control

To the knowledge of our management, there are no present arrangements or pledges of our securities which may result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

The following table sets out fees billed by our principal accountant for audit and related services for each of the previous two fiscal years:

Description of Services	Fees billed for 2012 fiscal year	Fees billed for 2011 fiscal year
Audit Fees	$20,000	$15,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

New Colombia Resources, Inc.

Dated: April 15, 2013

/s/ John Campo

By: John Campo

Its: Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 15, 2013

/s/ John Campo

John Campo - Director