Form 10-Q
period 2013-03-31
NEW COLOMBIA RESOURCES INC
filed 2013-05-20
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2013

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-51274

NEW COLOMBIA RESOURCES INC

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

Large accelerated filer .	.	Accelerated filer .
Non-accelerated filer .	. (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes        .  No  X .

As of May 20, 2013, registrant had outstanding 76,738,476 shares of the registrant's common stock.

NEW COLOMBIA RESOURCES INC

FORM 10-Q

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

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of March 31,	As of December 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents	$150	$-
Prepaid expenses	362	362
Total Current Assets	512	362

Non-Current Assets
Mining rights	100,000	100,000
TOTAL ASSETS	$100,512	$100,362

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$259,184	$252,356
Accounts payable and accrued interest--related parties	240,086	342,292
Short-term convertible debt	10,000	37,500
Short-term convertible debt--related party	-	348,634
Total Current Liabilities	509,270	980,782

Non-Current Liabilities
Long-term convertible debt	35,000	35,000
Make whole liability	531,150	-
Total Liabilities	1,075,420	1,015,782

Stockholders' Deficit:
Preferred stock $0.001 par value (shares authorized -20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated; 11,500,000 shares issued and outstanding at March 31, 2013 and 10,000,000 at December 31, 2012, respectively	10,000	10,000
Preferred stock $0.001 par value (shares authorized -10,000,000; 0 shares undesignated) Series B Convertible: 10,000,000 shares designated; 1,500,000 shares issued and outstanding at March 31, 2013 and 0 at December 31, 2012, respectively	1,500	-
Common stock $0.001 par value (shares authorized -500,000,000); 77,486,401 shares issued and outstanding at March 31, 2013 and 77,996,808 at December 31, 2012, respectively	77,486	77,996
Additional paid-in capital	23,962,409	23,713,130
Deficit accumulated during the development stage	(25,026,303)	(24,716,546)
Total Stockholders’ Deficit	(974,908)	(915,420)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100,512	$100,362

See accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			September 20, 2000
			(Inception)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenues
Revenues	$-	$-	$1,728,800

Operating Expenses
Impairment of assets	-	-	225,000
Geology and engineering	3,410	-	16,259
General and administrative	67,538	372,816	21,076,044

Total Operating Expenses	70,948	372,816	21,317,303

Loss from Operations	(70,948)	(372,816)	(19,588,503)

Financing expenses, net	-	-	3,017,000
Loss on settlement of debt	223,636	-	560,138
Interest expense	28,923	9,415	284,417
Gain on debt restructuring	-	-	(33,622)
Penalty for early extinguishment of debt	13,750	-	30,000
(Gain) loss on derivatives	(27,500)	(1,803)	1,579,867

Net Loss	$(309,757)	$(380,428)	$(25,026,303)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding--basic and diluted	77,934,771	54,314,504

See accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended		From September 20, 2000 (Inception) through
	March 31,		March 31,
	2013	2012	2013
CASH FLOWS-OPERATING ACTIVITIES
Net loss for the period	$(309,757)	$(380,428)	$(25,026,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	-	-	225,000
Stock issued for compensation	16,668	368,150	19,791,563
Loss on settlement of accrued interest	-	-	36,662
Loss on settlement of accrued liabilities	25,660	-	25,660
Loss on settlement of debt	198,866	-	498,707
(Gain) loss on derivative liability	(27,500)	(1,803)	1,579,867
Amortization of discount on convertible debenture	27,500	-	99,895
Penalty for early extinguishment of third party debt	13,750	-	30,000
Gain on debt restructuring	-	-	(12,988)
Changes in operating assets and liabilities:
Change in prepaid expenses	-	(4,000)	(362)
Change in other receivables	-	-	8,058
Change in accounts payable and accrued expenses	(561)	(3,492)	442,393
Change in accrued expenses and interest--related party	55,524	(14,897)	362,668
Net cash provided by (used in) operating activities	150	(36,470)	(1,939,180)

CASH FLOWS-INVESTING ACTIVITIES
Notes receivable	-	-	(200,000)
Cash paid for mining rights	-	-	(45,000)
Purchase of fixed assets	-	-	(150,000)
Net cash (used in) investing activities	-	-	(395,000)

CASH FLOWS-FINANCING ACTIVITIES
Payments on convertible debentures	-	-	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loans	-	37,500	1,984,579
Related parties	-	-	181,000
Issuance of shares for cash	-	-	186,240
Capital contributions by officer	-	-	1,000
Net cash provided by financing activities	-	37,500	2,334,330

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150	1,030	150

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	-	49	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$150	$1,079	$150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$10,000
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued for subscription receivable	$-	$-	$20,000
Cancellation of common stock	$1,783	$-	$1,783
Common stock issued for conversion of debentures	$-	$76,728	$806,901
Settlement of derivative liabilities through conversion of related notes	$-	$105,772	$907,367
Settlement of accrued interest through stock issuance	$-	$-	$103,235
Discount from derivative liabilities	$27,500	$-	$97,500
Payable accrued for mining rights	$-	$-	$55,000
Loan proceeds paid directly to service providers	$-	$-	$22,500
Write-off of subscription receivable	$-	$-	$60,000
Reclassification of derivative liability to additional paid-in capital	$-	$-	$2,395
Repayments of convertible debt and interest treated as capital contributions	$94,851	$-	$214,803

See the accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of New Colombia Resources, Inc. (“New Colombia Resources” or the “Company”) (formerly VSUS Technologies, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

NOTE 2 – GOING CONCERN

During the three months ended March 31, 2013, New Colombia Resources, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, New Colombia Resources has experienced recurring losses and had an accumulated deficit of $25,026,303 as of March 31, 2013. These conditions raise substantial doubt as to New Colombia Resources’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if New Colombia Resources is unable to continue as a going concern.

NOTE 3 – DEBT AND RELATED PARTY TRANSACTIONS

Related Party Debt

As of December 31, 2011, the Company had an outstanding convertible note to Ararat, LLC, a Company owned by a family member of Kyle Gotshalk (a former officer). The interest rate was 10% and the note was unsecured. The principal balance of the note was convertible into common stock at the holder’s option at 70% of the market price of the Company’s common stock on the date of conversion. During the twelve months ended December 31, 2012, the Company converted the remaining principal of the note, $76,728, into 3,535,853 shares of common stock. On February 13, 2012, the holder converted $31,275 of accrued but unpaid interest into 1,864,297 shares of the Company’s common stock. On July 25, 2012, the holder converted $36,960 of accrued but unpaid interest into 6,000,000 shares of the Company’s common stock. On September 10, 2012, the holder converted $35,000 of accrued but unpaid interest into 6,481,481 shares of the Company’s common stock. On November 14, 2012, the Company restructured the debt. The new debt does not bear interest and was fully satisfied upon the lender receiving the scheduled final payment on March 15, 2013. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an extension of the maturity date, the modification of the interest rate, and the modification of the conversion terms. As a component of the debt restructuring, the lender will not make any conversion demands. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a gain on debt restructuring of $33,622. On November 15, 2012, December 14, 2012, January 15, 2013, February 15, 2013, and March 15, 2013 accrued interest payments amounting to $15,000, $25,000, $17,500, $17,500, and $17,500, respectively, were paid by a third party on behalf of an officer of the Company. The total of the payments is not owed to the officer by the Company, and was considered a contribution to capital. The Company had no liability as of March 31, 2013 or as of December 31, 2012 related to the aforementioned payments. At March 31, 2013, the principal balance of the note was $0 and accrued interest was $0. At December 31, 2012, the principal balance of the note was $0 and accrued interest was $52,500.

On April 14, 2008, the Company signed a loan agreement in which it borrowed an aggregate of $328,000 from Ararat, LLC, a Company owned by a family member of Kyle Gotshalk (a former officer). The note originally matured on December 31, 2012 and carried a 10% interest rate. On November 14, 2012, the Company restructured the debt into a new convertible note, which did not accrue interest. The lender had the right to convert the loan within 24 months at a price of $0.30 per share. Any nets proceeds from the stock held by the lender or by the preferred shareholder which were liquidated within the next 24 months would have been be credited against the loan. At the end of the 24 months, the lender had the right to demand stock as payment of the debt at 90% of the bid price for the preceding ten-day weighted average. The lender would not have been subject to the floor price of $0.30 after November 15, 2014. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an extension of the maturity date, the modification of the interest rate, and the modification of the conversion price. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as an increase in the principal in the amount of 20,634, resulting in a loss on debt restructuring for that same amount. The resulting derivative liability was reclassified and accounted for as an increase to additional paid-in capital. On March 27, 2013, Ararat, LLC agreed to cancel the entire debt balance in exchange for 1,500,000 preferred B shares of New Colombia Resources. These shares can be exchanged for 1,500,000 common shares within the next 19 months. If, at the end of 19 months, the 1,500,000 common shares have a value less than $600,000, the Company will issue additional shares, which, when added to the aforementioned 1,500,000 shares, will total $600,000 at 90% of the average bid price of the trailing ten days. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an increase in the fair value of the conversion option of more than 10%. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a conversion of principal and accrued interest of $348,634 and $53,290, respectively, a loss on settlement of debt of $198,076, and a related make whole liability of $531,150 was recorded as a provision for the aforementioned 1,500,000 common shares having a market value of less than $600,000 as of March 31, 2013. At March 31, 2013, the principal balance of the note was $0, accrued interest was $0, and the make whole provision is $531,150. At December 31, 2012, the principal balance of the note was $348,634 and accrued interest was $53,290.

Third Party Debt

On July 12, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $27,500 at 8% interest, which is convertible into common stock of the Company. The loan was convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note was unsecured and set to mature on April 16, 2013. Loan proceeds amounting to $2,500 were paid directly to service providers. On January 8, 2013, the loan became convertible and a related derivative liability was recorded. On January 15, 2013, the principal and accrued interest balances, which amounted to a total of $28,585, were paid by a third party on behalf of an officer of the Company. In addition, the third party made a penalty payment and bank service charges amounting to $13,766 for the early extinguishment of the loan. The total of these payment amounts is not owed to the officer by the Company, and was considered a contribution to capital. The Company had no liability as of March 31, 2013 or as of December 31, 2012 related to the aforementioned payments.

On October 25, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $10,000. The note accrues interest at the rate of 10% per annum and has a maturity date of October 25, 2013. The principal amount of the note and accrued interest are convertible after 180 days from the date of issuance at 60% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. At March 31, 2013, the principal balance of the note was $10,000 and accrued interest was $428. At December 31, 2012, the principal balance of the note was $10,000 and accrued interest was $184.

On October 30, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $35,000. The note accrues interest at the rate of 10 (ten) percentage points per annum above the Prime Rate and has a maturity date of October 30, 2014. During the periods ended March 31, 2013 and December 31, 2012, the Prime Rate was 3.25% and the note accrued interest at the rate of 13.25% per annum. The lender shall only have the right to convert the principal amount of the note concurrently with the Company effecting a public sale, spin-off, or other similar disposition of the shares of its common stock. The Company evaluated the conversion options under FASB ASC Topic 815 - 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon one of the aforementioned transactions occurring. As none of these transactions had occurred as of the period ended March 31, 2013, and as per FASB ASC Topic 470 - 20, the derivative instrument need not be accounted for as of March 31, 2013. At March 31, 2013, the principal balance of the note was $35,000 and accrued interest was $1,930. At December 31, 2012, the principal balance of the note was $35,000 and accrued interest was $799.

Related Party Transactions

On November 19, 2012, the Company’s Board of Directors and a majority of the shareholders of the Company approved and accepted the resignations of Kyle Gotshalk and Cherish Adams as officers and directors of the Company.

As of March 31, 2013, the accrued liabilities and accrued interest--related parties balance was composed of $56,670 of expenses which were paid directly by and owed to an officer of the Company and $183,416 in accrued salaries payable to an officer and former officers of the Company. As of December 31, 2012, the accrued liabilities and accrued interest--related parties balance was composed of $25,973 of expenses which were paid directly by and owed to an officer of the Company, $210,258 in accrued salaries payable to an officer and former officers of the Company, and $106,061 of accrued interest related to the related party debt.

NOTE 4 – SHAREHOLDERS' EQUITY

Preferred Stock

There are 20,000,000 shares of authorized preferred stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to Kyle Gotshalk, the Company’s Chief Executive Officer, for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends. The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25, and ASC 815-10-25, and determined that equity classification was appropriate. As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During the three months ended March 31, 2013, the Company issued an aggregate of 1,050,000 shares and cancelled 1,783,333 shares. The Company determined the aggregate incremental cost of the share issuance to be $0, due to the share cancellation.

During the three months ended March 31, 2013, the Company issued 1,500,000 preferred B shares in exchange for the cancellation of an Ararat, LLC debt balance. The shares are convertible into 1,500,000 shares of common stock within 19 months of issuance of the preferred stock. The shares were valued at $68,850, a resulting loss on settlement of debt amounting to $198,076 was recognized, and a make whole liability of $531,150 was recorded. See Note 3.

Common Stock

During the three months ended March 31, 2013, the Company issued 1,000,000 common shares to an officer of the Company for accrued but unpaid salary. The shares were valued at $69,900, and a resulting loss on settlement of accrued liabilities amounting to $25,560 was recognized.

During the three months ended March 31, 2013, the Company issued 272,926 common shares to a former officer of the Company for consulting services. The shares were valued at $12,500.

During the three months ended March 31, 2013, the Company cancelled 1,250,000 common shares for services having not been rendered.

During the three months ended March 31, 2013, the Company cancelled 533,333 common shares related to a consulting agreement.

Stock Options

During the year ended December 31, 2011, an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President, as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over three years. For the three months ended March 31, 2013, $4,168 was expensed.

NOTE 5 – DERIVATIVE LIABILITIES

The Company had a note which became convertible on January 8, 2013 (See Note 3), which was convertible at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $192,965 as of January 8, 2013. As a result, a discount of $27,500, an initial loss of $165,465, and a derivative liability of $192,965 were recorded. On January 15, 2013, the principal and accrued interest balances were paid. As of March 31, 2013, the fair value of the derivatives was $0, and the change in the fair value during the period from January 8, 2013 to March 31, 2013 resulted in a recorded net gain on fair value of the derivative liability of $27,500. For the period from January 8, 2013 to March 31, 2013, the Company also amortized the discount on the note for $27,500, with the unamortized discount being $0 as of March 31, 2013.

The fair value of the instrument was determined using the Black-Scholes option pricing model. Assumptions used included: (1) 0.10% risk-free interest rate, (2) expected term is until the maturity date of April 16, 2013, (3) expected volatility range of 405% - 414%, (4) zero expected dividends, (5) conversion rate range of $0.0051 - $0.0087, (6) common stock price of the underlying shares on the valuation date, and (7) number of shares to be issued if the instrument is converted at the determined exercise price.

The following table summarizes the Company’s derivative liability activity during the three months ended March 31, 2013:

Derivative Liability	Amount
Derivative liability as of December 31, 2012	$-
Change in fair value of derivative liability	(27,500)
Debt discount	27,500
Derivative liability as of March 31, 2013	$-

NOTE 6 – SUBSEQUENT EVENTS

On April 12, 2013, Ararat, LLC released the Company from issuing 1,550,000 shares related to a debt conversion which occurred on March 2, 2011.

On April 12, 2013, the Company cancelled a total of 20,000,000 stock options outstanding related to two former officers, 15,000,000 of which were vested and exercisable as of December 31, 2012.

On April 23, 2013, the Company issued to a third party 1,500,000 preferred B shares in consideration for payment in full of principal and interest of a $35,000 principal amount promissory note originally dated October 30, 2012 owed to the third party by the Company. See Note 3. These shares will have the right to be converted into common shares after six months. The shares have attached warrants, for an additional 1,500,000 common shares at 50% of the trailing five day bid price, or $0.10, whichever is less. The third party will have two years to exercise these warrants.

On April 23, 2013, the Company issued to a third party 2,000,000 preferred B shares for a $50,000 investment in the Company. These shares will have the right to be converted into common shares after six months. The shares have attached warrants, for an additional 2,000,000 common shares at 50% of the trailing five day bid price, or $0.10, whichever is less. The third party will have two years to exercise these warrants.

On April 23, 2013, the Company entered into a stock purchase agreement with a third party. Upon receipt of $15,000, the Company will deliver 600,000 shares of restricted common stock to the third party. If the third party makes an additional payment of $10,000 to the Company on or before July 1, 2013, the Company will deliver an additional 400,000 shares of restricted common stock. The additional $10,000 payment shall be the greater of the number of shares at $.025 or 60% of the five day trailing bid price. The purchase price will be established on the date the payment is postmarked or wired.

On April 23, 2013, the Company entered into a stock purchase agreement with another third party. Upon receipt of $15,000, the Company will deliver 600,000 shares of restricted common stock to the third party. If the third party makes an additional payment of $10,000 to the Company on or before July 1, 2013, the Company will deliver an additional 400,000 shares of restricted common stock. The additional $10,000 payment shall be the greater of the number of shares at $.025 or 60% of the five day trailing bid price. The purchase price will be established on the date the payment is postmarked or wired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. This report contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief, or current expectations with respect to many things. Some of these things are:

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

We are a development stage enterprise. To-date, we have incurred significant losses from operations, and at March 31, 2013, had an accumulated deficit of approximately $25 million. At March 31, 2013, we had $150 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue was $0 for the three months ended March 31, 2013 and 2012.

General and administrative expenses decreased to $67,538 for the three months ended March 31, 2013 from $372,816 for the three months ended March 31, 2012 due to a concerted effort to cut costs.

Net loss increased to $309,757 for the three months ended March 31, 2013 from $380,428 for the three months ended March 31, 2012 due primarily to loss on settlement of debt.

Liquidity and Capital Resources

Our cash and cash equivalents balance at March 31, 2013 was $150 as compared to $0 at December 31, 2012.

Cash flows provided by operating activities was $150 for the three months ended March 31, 2013 as compared to cash flows used in operating activities of $36,470 for the three months ended March 31, 2012.

Cash flows used in investing activities was $0 for the three months ended March 31, 2013 and 2012.

Cash flows provided by financing activities was $0 for the three months ended March 31, 2013 as compared to $37,500 for the three months ended March 31, 2012.

On July 12, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $27,500 at 8% interest, which is convertible into common stock of the Company. The loan was convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note was unsecured and set to mature on April 16, 2013. Loan proceeds amounting to $2,500 were paid directly to service providers. On January 8, 2013, the loan became convertible and a related derivative liability was recorded. On January 15, 2013, the principal and accrued interest balances, which amounted to a total of $28,585, were paid by a third party on behalf of an officer of the Company. In addition, the third party made a penalty payment amounting to $13,750 for the early extinguishment of the loan. The total of these payment amounts is not owed to the officer by the Company, and was considered a contribution to capital. The Company had no liability as of March 31, 2013 or as of December 31, 2012 related to the aforementioned payments.

On October 25, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $10,000. The note accrues interest at the rate of 10% per annum and has a maturity date of October 25, 2013. The principal amount of the note and accrued interest are convertible after 180 days from the date of issuance at 60% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. At March 31, 2013, the principal balance of the note was $10,000 and accrued interest was $428. At December 31, 2012, the principal balance of the note was $10,000 and accrued interest was $184.

On October 30, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $35,000. The note accrues interest at the rate of 10 (ten) percentage points per annum above the Prime Rate and has a maturity date of October 30, 2014. During the periods ended March 31, 2013 and December 31, 2012, the Prime Rate was 3.25% and the note accrued interest at the rate of 13.25% per annum. The lender shall only have the right to convert the principal amount of the note concurrently with the Company effecting a public sale, spin-off, or other similar disposition of the shares of its common stock. The Company evaluated the conversion options under FASB ASC Topic 815 - 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon one of the aforementioned transactions occurring. As none of these transactions had occurred as of the period ended March 31, 2013, and as per FASB ASC Topic 470 - 20, the derivative instrument need not be accounted for as of March 31, 2013. At March 31, 2013, the principal balance of the note was $35,000 and accrued interest was $1,930. At December 31, 2012, the principal balance of the note was $35,000 and accrued interest was $799.

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

During the three months ended March 31, 2013, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt and equity financing. In addition to negative cash flows from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $25 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our revenues and future profitability are substantially dependent on our ability to:

·

raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary; and

·

continue to grow our business through acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

There were no sales of unregistered securities for the three months ended March 31, 2013.

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

NEW COLOMBIA RESOURCES INC

(Registrant)

Date: May 20, 2013

By: /s/ JOHN CAMPO

John Campo

President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/John Campo	John Campo	President and Director	May 20, 2013