Form 10-K/A
period 2012-12-31
NEW COLOMBIA RESOURCES INC
filed 2013-08-13
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report of New Colombia Resources Incorporated (the “Company”) on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is to correct the cover page wherein the box was checked to indicate that the Company was a “shell” as defined in Rule 12b-2 of the Exchange Act. We have updated to cover page to reflect that the Company is not a “shell.”

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Colombia Resources, Inc.

Dated: August 13, 2013

/s/ John Campo

By: John Campo

Its: Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 13, 2013

/s/ John Campo

John Campo - Director