Form 10-Q/A
period 2013-06-30
NEW COLOMBIA RESOURCES INC
filed 2013-08-21
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2013

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-51274

NEW COLOMBIA RESOURCES INC

 (Exact Name of Small Business Issuer as specified in its charter)

DELAWARE	43-2033337
(State or other jurisdiction of incorporation or organization)	(IRS Employer File Number)

251 174th Street # 816 Sunny Isles Beach , FL	33160
(Address of principal executive offices)	(zip code)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of New Colombia Resources Incorporated (the “Company”) on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

Dated: August 21, 2013

/s/ John Campo

By: John Campo

Its: Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 21, 2013

/s/ John Campo

John Campo - Director