Form 10-Q
period 2013-09-30
NEW COLOMBIA RESOURCES INC
filed 2013-11-19
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2013

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

Yes      . No  X .

As of November 19, 2013, registrant had outstanding 74,708,476 shares of the registrant's common stock.

FORM 10-Q

NEW COLOMBIA RESOURCES, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to New Colombia Resources, Inc.

ITEM 1. FINANCIAL STATEMENTS

NEW COLOMBIA RESOURCES, INC.

UNAUDITED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2013 and 2012

And

The Period from Inception (September 20, 2000) Through September 30, 2013

New Colombia Resources, Inc.

Financial Statements

(Unaudited)

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30,	As of December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$9,960	$-
Prepaid expenses	362	362
Total Current Assets	10,322	362
Non-Current Assets
Equipment, net	11,979	-
Investment in properties	2,500	-
Mining rights	100,000	100,000
TOTAL ASSETS	$124,801	$100,362

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$247,035	$252,356
Accounts payable and accrued liabilities--related parties	248,590	342,292
Short-term convertible debt	-	37,500
Short-term convertible debt--related party	-	348,634
Total Current Liabilities	495,625	980,782

Non-Current Liabilities
Long-term convertible debt	-	35,000
Make whole liability	531,150	-
Total Liabilities	1,026,775	1,015,782

Stockholders' Deficit:
Preferred stock, $0.001 par value (shares authorized - 20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated; 10,000,000 shares issued and outstanding at September 30, 2013 and 10,000,000 at December 31, 2012, respectively	10,000	10,000
Preferred stock, $0.001 par value (shares authorized - 10,000,000; 0 shares undesignated) Series B Convertible: 10,000,000 shares designated; 5,000,000 shares issued and outstanding at September 30, 2013 and 0 at December 31, 2012, respectively	5,000	-
Common stock, $0.001 par value (shares authorized - 500,000,000); 83,226,975 shares issued and outstanding at September 30, 2013 and 77,996,808 at December 31, 2012, respectively	83,227	77,996
Additional paid-in capital	24,636,210	23,713,130
Subscription receivable	(10,000)	-
Deficit accumulated during the development stage	(25,626,411)	(24,716,546)
Total Stockholders’ Deficit	(901,974)	(915,420)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$124,801	$100,362

See accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					September 20, 2000
					(Inception)
	Three Months Ended		Nine Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenues
Revenues	$-	$-	$-	$-	$1,728,800

Operating Expenses
Impairment of assets	-	-	-	-	225,000
Geology and engineering	1,112	-	54,316	-	67,165
Depreciation expense	521	-	521	-	521
General and administrative	153,949	198,032	518,577	639,033	21,527,083

Total Operating Expenses	155,582	198,032	573,414	639,033	21,819,769

Loss from Operations	(155,582)	(198,032)	(573,414)	(639,033)	(20,090,969)

Financing expenses, net	-	-	-	-	3,017,000
Loss on settlement of debt	-	-	320,827	-	657,329
Interest expense	-	10,491	39,374	29,126	294,868
Gain on debt restructuring	-	-	-	-	(33,622)
Penalty for early extinguishment of debt	-	-	13,750	-	30,000
(Gain) loss on derivatives	-	(12,542)	(37,500)	(14,345)	1,569,867

Net Loss	$(155,582)	$(195,981)	$(909,865)	$(635,814)	$(25,626,411)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding--basic and diluted	81,374,145	64,989,748	79,358,290	59,204,026

See accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			September 20, 2000
	Nine Months Ended		(Inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS-OPERATING ACTIVITIES
Net loss for the period	$(909,865)	$(653,814)	$(25,626,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	-	-	225,000
Stock issued for compensation	397,208	472,877	20,172,103
Depreciation expense	521	-	521
Loss on settlement of accrued interest	-	36,662	36,662
Loss on settlement of accrued salary	25,560	-	25,560
Loss on settlement of debt and make whole provision	295,267	-	595,108
(Gain) loss on derivative liability	(37,500)	(14,345)	1,569,867
Amortization of discount on convertible debenture	37,500	293	109,895
Penalty for early extinguishment of third party debt	13,750	-	30,000
Gain on debt restructuring	-	-	(12,988)
Changes in operating assets and liabilities:
Change in prepaid expenses	-	(953)	(362)
Change in other receivables	-	-	8,058
Change in accounts payable and accrued expenses	(4,220)	13,090	438,734
Change in accrued expenses and interest--related party	59,239	72,371	366,383
Net cash (used in) operating activities	(122,540)	(73,819)	(2,061,870)
CASH FLOWS-INVESTING ACTIVITIES
Notes receivable	-	-	(200,000)
Cash paid for investment in properties	(2,500)	-	(2,500)
Cash paid for mining rights	-	-	(45,000)
Purchase of fixed assets	-	-	(150,000)
Net cash (used in) investing activities	(2,500)	-	(397,500)
CASH FLOWS-FINANCING ACTIVITIES
Payments on convertible debentures	-	-	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loans	-	75,000	1,984,579
Related parties	-	-	181,000
Issuance of shares for cash	135,000	-	321,240
Capital contributions by officer	-	-	1,000
Net cash provided by financing activities	135,000	75,000	2,469,330
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,960	1,181	9,960
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	-	49	-
CASH AND CASH EQUIVALENTS-END OF PERIOD	$9,960	$1,230	$9,960
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$10,000
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing activities:
Common stock issued for subscription receivable	$10,000	$-	$30,000
Cancellation of common stock	$1,783	$-	$1,783
Common stock issued for conversion of debentures	$45,000	$83,328	$851,901
Common stock issued for accrued salary	$44,340	$-	$44,340
Common stock issued for purchase of fixed assets	$12,500	$-	$12,500
Settlement of derivative liabilities through conversion of related notes	$-	$80,142	$907,367
Settlement of accrued interest through stock issuance	$-	$103,235	$103,235
Discount from derivative liabilities	$37,500	$37,500	$107,500
Payable accrued for mining rights	$-	$-	$55,000
Loan proceeds paid directly to service providers	$-	$22,500	$22,500
Write-off of subscription receivable	$-	$-	$60,000
Reclassification of derivative liability to additional paid-in capital	$-	$-	$2,395
Repayments of convertible debt and interest treated as capital contributions	$94,851	$-	$214,803

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

NOTE 2 – GOING CONCERN

During the nine months ended September 30, 2013, New Colombia Resources, Inc. has not generated any revenue, and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, New Colombia Resources has experienced recurring losses and had an accumulated deficit of $25,626,411 as of September 30, 2013. These conditions raise substantial doubt as to New Colombia Resources’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if New Colombia Resources is unable to continue as a going concern.

NOTE 3 – DEBT AND RELATED PARTY TRANSACTIONS

Related Party Debt

As of December 31, 2011, the Company had an outstanding convertible note to Ararat, LLC, a Company owned by a family member of Kyle Gotshalk (a former officer). The interest rate was 10% and the note was unsecured. The principal balance of the note was convertible into common stock at the holder’s option at 70% of the market price of the Company’s common stock on the date of conversion. During the twelve months ended December 31, 2012, the Company converted the remaining principal of the note, $76,728, into 3,535,853 shares of common stock. On February 13, 2012, the holder converted $31,275 of accrued but unpaid interest into 1,864,297 shares of the Company’s common stock. On July 25, 2012, the holder converted $36,960 of accrued but unpaid interest into 6,000,000 shares of the Company’s common stock. On September 10, 2012, the holder converted $35,000 of accrued but unpaid interest into 6,481,481 shares of the Company’s common stock. On November 14, 2012, the Company restructured the debt. The new debt does not bear interest and was fully satisfied upon the lender receiving the scheduled final payment on March 15, 2013. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an extension of the maturity date, the modification of the interest rate, and the modification of the conversion terms. As a component of the debt restructuring, the lender will not make any conversion demands. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a gain on debt restructuring of $33,622. On November 15, 2012, December 14, 2012, January 15, 2013, February 15, 2013, and March 15, 2013 accrued interest payments amounting to $15,000, $25,000, $17,500, $17,500, and $17,500, respectively, were paid by a third party on behalf of an officer of the Company. The total of the payments is not owed to the officer by the Company, and was considered a contribution to capital. The Company had no liability as of September 30, 2013 or as of December 31, 2012 related to the aforementioned payments. At September 30, 2013, the principal balance of the note was $0 and accrued interest was $0. At December 31, 2012, the principal balance of the note was $0 and accrued interest was $52,500.

On April 14, 2008, the Company signed a loan agreement in which it borrowed an aggregate of $328,000 from Ararat, LLC, a Company owned by a family member of Kyle Gotshalk (a former officer). The note originally matured on December 31, 2012 and carried a 10% interest rate. On November 14, 2012, the Company restructured the debt into a new convertible note, which did not accrue interest. The lender had the right to convert the loan within 24 months at a price of $0.30 per share. Any net proceeds from the stock held by the lender or by the preferred shareholder which were liquidated within the next 24 months would have been be credited against the loan. At the end of the 24 months, the lender had the right to demand stock as payment of the debt at 90% of the bid price for the preceding ten-day weighted average. The lender would not have been subject to the floor price of $0.30 after November 15, 2014. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an extension of the maturity date, the modification of the interest rate, and the modification of the conversion price. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as an increase in the principal in the amount of $20,634, resulting in a loss on debt restructuring for that same amount. The resulting derivative liability was reclassified and accounted for as an increase to additional paid-in capital. On March 27, 2013, Ararat, LLC agreed to cancel the entire debt balance in exchange for 1,500,000 preferred B shares of New Colombia Resources. These shares can be exchanged for 1,500,000 common shares within the next 19 months. If, at the end of 19 months, the 1,500,000 common shares have a value less than $600,000, the Company will issue additional shares, which, when added to the aforementioned 1,500,000 shares, will total $600,000 at 90% of the average bid price of the trailing ten days. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an increase in the fair value of the conversion option of more than 10%. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a conversion of principal and accrued interest of $348,634 and $53,290, respectively, a loss on settlement of debt of $198,076, and a related make whole liability of $531,150 was recorded as a provision for the aforementioned 1,500,000 common shares, having a market value of less than $600,000 as of September 30, 2013. At September 30, 2013, the principal balance of the note was $0, accrued interest was $0, and the make whole provision was $531,150. At December 31, 2012, the principal balance of the note was $348,634 and accrued interest was $53,290.

Third Party Debt

On July 12, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $27,500 at 8% interest, which is convertible into common stock of the Company. The loan was convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note was unsecured and set to mature on April 16, 2013. Loan proceeds amounting to $2,500 were paid directly to service providers. On January 8, 2013, the loan became convertible and a related derivative liability was recorded. On January 15, 2013, the principal and accrued interest balances, which amounted to a total of $28,585, were paid by a third party on behalf of an officer of the Company. In addition, the third party made a penalty payment and bank service charges amounting to $13,766 for the early extinguishment of the loan. The total of these payment amounts is not owed to the officer by the Company, and was considered a contribution to capital. The Company had no liability as of September 30, 2013 or as of December 31, 2012 related to the aforementioned payments.

On October 25, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $10,000. The note accrues interest at the rate of 10% per annum and has a maturity date of October 25, 2013. The principal amount of the note and accrued interest are convertible after 180 days from the date of issuance at 60% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. On April 23, 2013, the loan became convertible and a related derivative liability was recorded. On May 28, 2013, the holder converted the entire $10,000 principal amount along with accrued but unpaid interest of $587 into 400,000 shares of the Company’s common stock. The shares were valued at $10,000, and a resulting gain on settlement of debt amounting to $587 was recognized. At September 30, 2013, the principal balance of the note was $0 and accrued interest was $0. At December 31, 2012, the principal balance of the note was $10,000 and accrued interest was $184.

On October 30, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $35,000. The note accrues interest at the rate of 10 (ten) percentage points per annum above the Prime Rate and has a maturity date of October 30, 2014. During the periods ended September 30, 2013 and December 31, 2012, the Prime Rate was 3.25% and the note accrued interest at the rate of 13.25% per annum. The lender shall only have the right to convert the principal amount of the note concurrently with the Company effecting a public sale, spin-off, or other similar disposition of the shares of its common stock. The Company evaluated the conversion options under FASB ASC Topic 815 - 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon one of the aforementioned transactions occurring. As none of these transactions had occurred as of the period ended September 30, 2013, and as per FASB ASC Topic 470 - 20, the derivative instrument need not be accounted for during the period ended September 30, 2013. On April 23, 2013, the holder converted the entire $35,000 principal amount along with accrued but unpaid interest of $2,222 into 1,500,000 shares of the Company’s preferred B shares. These shares will have the right to be converted into common shares after six months. The shares have attached warrants, for an additional 1,500,000 common shares at 50% of the trailing five-day bid price, or $0.10, whichever is less. The third party will have two years to exercise these warrants. The shares were valued at $135,000, and a resulting loss on settlement of debt amounting to $97,778 was recognized. At September 30, 2013, the principal balance of the note was $0 and accrued interest was $0. At December 31, 2012, the principal balance of the note was $35,000 and accrued interest was $799.

Related Party Transactions

On November 19, 2012, the Company’s Board of Directors and a majority of the shareholders of the Company approved and accepted the resignations of Kyle Gotshalk and Cherish Adams as officers and directors of the Company.

As of September 30, 2013, the accounts payable and accrued liabilities--related parties balance was composed of $49,674 of expenses which were paid directly by and owed to an officer of the Company and $198,916 in accrued salaries payable to an officer and former officers of the Company. As of December 31, 2012, the accrued liabilities and accrued interest--related parties balance was composed of $25,973 of expenses which were paid directly by and owed to an officer of the Company, $210,258 in accrued salaries payable to an officer and former officers of the Company, and $106,061 of accrued interest related to the related party debt.

On July 15, 2013, the Company issued 500,000 common shares to a family member of the Company’s President for the purchase of a vehicle. The shares (and the related vehicle) were valued at $12,500.

NOTE 4 – SHAREHOLDERS' EQUITY

Preferred Stock

There are 20,000,000 shares of authorized preferred stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to Kyle Gotshalk, the Company’s Chief Executive Officer, for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends. The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25, and ASC 815-10-25, and determined that equity classification was appropriate. As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During the nine months ended September 30, 2013, the Company issued an aggregate of 7,013,500 shares and cancelled 1,783,333 shares. The Company determined the aggregate incremental cost of the share issuance to be $335,808.

During the nine months ended September 30, 2013, the Company issued 1,500,000 preferred B shares in exchange for the cancellation of an Ararat, LLC debt balance. The shares are convertible into 1,500,000 shares of common stock within 19 months of issuance of the preferred stock. The shares were valued at $68,850, a resulting loss on settlement of debt amounting to $198,076 was recognized, and a make whole liability of $531,150 was recorded. See Note 3.

During the nine months ended September 30, 2013, the Company issued 1,500,000 preferred B shares in a conversion of a third party debt balance, along with accrued but unpaid interest. These shares will have the right to be converted into common shares after six months. The shares have attached warrants, for an additional 1,500,000 common shares at 50% of the trailing five-day bid price, or $0.10, whichever is less. The third party will have two years to exercise these warrants. The shares were valued at $135,000, and a resulting loss on settlement of debt amounting to $97,191 was recognized. See Note 3.

During the nine months ended September 30, 2013, the Company sold an aggregate of 2,000,000 preferred B shares to a third party. The aggregate purchase price was $50,000. These shares will have the right to be converted into common shares after six months. The shares have attached warrants, for an additional 2,000,000 common shares at 50% of the trailing five-day bid price, or $0.10, whichever is less. The third party will have two years to exercise these warrants.

Common Stock

During the nine months ended September 30, 2013, the Company issued 1,000,000 common shares to an officer of the Company for accrued but unpaid salary. The shares were valued at $69,900, and a resulting loss on settlement of accrued liabilities amounting to $25,560 was recognized.

During the nine months ended September 30, 2013, the Company issued 400,000 common shares in a conversion of a third party debt balance, along with accrued but unpaid interest. The shares were valued at $10,000, and a resulting gain on settlement of debt amounting to $587 was recognized. See Note 3.

During the nine months ended September 30, 2013, the Company issued 1,013,500 common shares to a former officer of the Company for consulting services. The shares were valued at $37,500.

During the nine months ended September 30, 2013, the Company issued 300,000 common shares to a third party for consulting services. The shares were valued at $11,400.

During the nine months ended September 30, 2013, the Company sold an aggregate of 3,800,000 common shares to two third parties. The aggregate purchase price was $95,000. As of September 30, 2013, $85,000 of the related cash proceeds had been received, and the remaining $10,000 was recorded as a subscription receivable.

During the nine months ended September 30, 2013, the Company issued 500,000 common shares to a family member of the Company’s President for the purchase of a vehicle. The shares (and the related vehicle) were valued at $12,500. See Note 3.

During the nine months ended September 30, 2013, the Company cancelled 1,250,000 common shares for services having not been rendered.

During the nine months ended September 30, 2013, the Company cancelled 533,333 common shares related to a consulting agreement.

Stock Options

During the year ended December 31, 2011, an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President, as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over three years. For the nine months ended September 30, 2013, $12,500 was expensed.

On April 12, 2013, the Company cancelled a total of 20,000,000 stock options outstanding related to two former officers, 15,000,000 of which were vested and exercisable as of December 31, 2012.

NOTE 5 – DERIVATIVE LIABILITIES

The Company had a note which became convertible on January 8, 2013 (See Note 3), which was convertible at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $192,965 as of January 8, 2013. As a result, a discount of $27,500, an initial loss of $165,465, and a derivative liability of $192,965 were recorded. On January 15, 2013, the principal and accrued interest balances were paid. As of September 30, 2013, the fair value of the derivatives was $0, and the change in the fair value during the period from January 8, 2013 to September 30, 2013 resulted in a recorded net gain on fair value of the derivative liability of $27,500. For the period from January 8, 2013 to September 30, 2013, the Company also amortized the discount on the note for $27,500, with the unamortized discount being $0 as of September 30, 2013.

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

The Company had a note which became convertible on April 23, 2013 (See Note 3), which was convertible at 60% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $15,170 as of April 23, 2013. As a result, a discount of $10,000, an initial loss of $5,170, and a derivative liability of $15,170 were recorded. On May 28, 2013, the principal and accrued interest balances were converted into common shares. As of September 30, 2013, the fair value of the derivatives was $0, and the change in the fair value during the period from April 23, 2013 to September 30, 2013 resulted in a recorded net gain on fair value of the derivative liability of $10,000. For the period from April 23, 2013 to September 30, 2013, the Company also amortized the discount on the note for $10,000, with the unamortized discount being $0 as of September 30, 2013.

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

The following table summarizes the Company’s derivative liability activity during the nine months ended September 30, 2013:

Derivative Liability	Amount
Derivative liability as of December 31, 2012	$-
Change in fair value of derivative liability	(37,500)
Debt discount	37,500
Derivative liability as of September 30, 2013	$-

NOTE 6 – FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic 820, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Topic requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Pricing inputs other than quoted market prices included in Level 1 that are based on observable market data and are directly or indirectly observable for substantially the full term of the asset or liability. These include quoted market prices for similar assets or liabilities, quoted market prices for identical or similar assets in markets that are not active, adjusted quoted market prices, inputs from observable data such as interest rate and yield curves, volatilities or default rates observable at commonly quoted intervals or inputs derived from observable market data by correlation or other means.

Level 3: Pricing inputs that are unobservable or less observable from objective sources. Unobservable inputs should only be used to the extent observable inputs are not available. These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants. An entity should consider all market participant assumptions that are available without unreasonable cost and effort. These are given the lowest priority and are generally used in internally developed methodologies to generate management's best estimate of the fair value when no observable market data is available.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Certain assets and liabilities are reported at fair value on a recurring or nonrecurring basis in the Company’s consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Cash and Cash Equivalents, Prepaid Expenses, Mining Rights, Accounts Payable and Accrued Liabilities

The carrying amounts approximate fair value because of the short-term nature or maturity of the instruments.

Derivative Liabilities

The Company’s determination of fair value of its derivative instruments incorporates various factors required under FASB Topic ASC 815. The fair values of the Company’s derivatives are valued using less observable data from objective sources as inputs into internal valuation models. Therefore, the Company considers the fair value of its derivatives to be Level 3 hierarchy.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively:

Fair Value Measurements at September 30, 2013 and December 31, 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Derivative liability – September 30, 2013	$-	$-	$-	$-
Derivative liability – December 31, 2012	$-	$-	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

On October 4, 2013, the Company entered into a stock purchase agreement with a third party, in which the Company will sell to the third party a total of 7,000,000 shares of its common stock, in blocks of 4,000,000 and 3,000,000 shares, for aggregate consideration of $175,000. 1,000,000 shares were issued during the fourth quarter of fiscal 2013.

During the fourth quarter of fiscal 2013, the Company cancelled an aggregate of 8,130,000 common shares related to two former officers.

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

We are a development stage enterprise. To-date, we have incurred significant losses from operations, and at September 30, 2013, had an accumulated deficit of approximately $26 million. At September 30, 2013, we had $9,960 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

For the Period from Inception (September 20, 2000) Through September 30, 2013

The Company has generated $1,728,800 in revenue since Inception on September 20, 2000 through September 30, 2013.

Operating expenses from September 20, 2000 through September 30, 2013 were $21,819,769. The major components of the operating expenses include geology and engineering fees, impairment of assets, and general and administrative expenses.

For the period from September 20, 2000 through September 30, 2013 the Company’s net loss was $25,626,411.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The Company did not generate any revenue during the three months ended September 30, 2013 or September 30, 2012.

Operating expenses, which consisted primarily of geology and engineering costs and general and administrative expenses for the three month period ended September 30, 2013, were $155,582. This compares with operating expenses for the three month period ended September 30, 2012 of $198,032.

As a result of the foregoing, we had a net loss of $155,582 for the three month period ended September 30, 2013. This compares with a net loss for the three month period ended September 30, 2012 of $195,981.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.

The Company did not generate any revenue during the nine months ended September 30, 2013 or September 30, 2012.

Operating expenses, which consisted primarily of geology and engineering costs and general and administrative expenses for the nine month period ended September 30, 2013, were $573,414. This compares with operating expenses for the nine month period ended September 30, 2012 of $639,033.

As a result of the foregoing, we had a net loss of $909,865 for the nine month period ended September 30, 2013. This compares with a net loss for the nine month period ended September 30, 2012 of $635,814.

There is no historical financial information about the Company upon which to base an evaluation of its performance. It is in the development stage. The Company cannot guarantee it will be successful in its business operations.

As of our fiscal year end, December 31, 2012, we have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Liquidity and Capital Resources

As of September 30, 2013, we had cash or cash equivalents of $9,960.  As of December 31, 2012, we had cash or cash equivalents of $0.

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

Cash flow information for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Net cash used for operating activities was $122,540 for the nine month period ended September 30, 2013. This compares to net cash used for operating activities of $73,819 for the nine month period ended September 30, 2012. For the period from September 20, 2000 through September 30, 2013 net cash used for operating activities was $2,061,870.

Cash flows used for investing activities was $2,500 for the nine month period ended September 30, 2013. This compares to net cash used for investing activities of $0 for the nine month period ended September 30, 2012. Net cash flows used in investing activities were $397,500 from our Inception on September 20, 2000 through September 30, 2013.

Cash flows provided by financing activities were $135,000 for the nine month period ended September 30, 2013 which compares to cash flows provided by financing activities of $75,000 for the nine month period ended September 30, 2012. For the period from September 20, 2000 through September 30, 2013 cash flows provided by financing activities were $2,469,330.

As of September 30, 2013, our total assets were $124,801 and our total liabilities were $1,026,775.  As of December 31, 2012, our total assets were $100,362 and our total liabilities were $1,015,782.

On July 12, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $27,500 at 8% interest, which is convertible into common stock of the Company. The loan was convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note was unsecured and set to mature on April 16, 2013. Loan proceeds amounting to $2,500 were paid directly to service providers. On January 8, 2013, the loan became convertible and a related derivative liability was recorded. On January 15, 2013, the principal and accrued interest balances, which amounted to a total of $28,585, were paid by a third party on behalf of an officer of the Company. In addition, the third party made a penalty payment amounting to $13,750 for the early extinguishment of the loan. The total of these payment amounts is not owed to the officer by the Company, and was considered a contribution to capital. The Company had no liability as of September 30, 2013 or as of December 31, 2012 related to the aforementioned payments.

On October 25, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $10,000. The note accrues interest at the rate of 10% per annum and has a maturity date of October 25, 2013. The principal amount of the note and accrued interest are convertible after 180 days from the date of issuance at 60% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. At September 30, 2013, the principal balance of the note was $0 and accrued interest was $0. At December 31, 2012, the principal balance of the note was $10,000 and accrued interest was $184.

On October 30, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $35,000. The note accrues interest at the rate of 10 (ten) percentage points per annum above the Prime Rate and has a maturity date of October 30, 2014. During the periods ended September 30, 2013 and December 31, 2012, the Prime Rate was 3.25% and the note accrued interest at the rate of 13.25% per annum. The lender shall only have the right to convert the principal amount of the note concurrently with the Company effecting a public sale, spin-off, or other similar disposition of the shares of its common stock. The Company evaluated the conversion options under FASB ASC Topic 815 - 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon one of the aforementioned transactions occurring. As none of these transactions had occurred as of the period ended September 30, 2013, and as per FASB ASC Topic 470 - 20, the derivative instrument need not be accounted for as of September 30, 2013. At September 30, 2013, the principal balance of the note was $0 and accrued interest was $0. At December 31, 2012, the principal balance of the note was $35,000 and accrued interest was $799.

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

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

There were no sales of unregistered securities for the three months ended September 30, 2013.

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

* Previously filed with Form S-1 Registration Statement

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2013.

New Colombia Resources, Inc.

By: /s/ John Campo

John Campo, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Campo

President, and Director

November 19, 2013

John Campo

Title

Date