Form 10-K
period 2013-12-31
NEW COLOMBIA RESOURCES INC
filed 2014-04-17
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File No. 333-51274

NEW COLOMBIA RESOURCES, INC.

(Exact Name of Issuer as specified in its charter)

Delaware	43-2033337
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

251 174th Street #816
Sunny Isles Beach, FL	33160
(Address of principal executive offices)	(zip code)

(410) 236-8200

(Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share par value

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

Yes  X . No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of June 30, 2013 was $2,469,610.

As of April 15, 2014, registrant had outstanding 87,300,142 shares of common stock.

FORM 10-K

NEW COLOMBIA RESOURCES, INC.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “New Colombia Resources,” “the Company” ,“we,” “us,” and “our,” refer to New Colombia Resources, Inc., a Delaware corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

General Information about Our Company

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

Clients and Competition

Competition

The mining industry is highly competitive, both in Columbia, as well as internationally.  Our ability to compete with other mining companies will be dependent on the success of our coal mines and our ability to secure sales of coal.

Backlog

At December 31, 2013, we had no backlog.

Employees

As of December 31, 2013, we had 0 full time employees.

Proprietary Information

We own no proprietary information.

Government Regulation

We may fall under international governmental regulations pertaining to the mining of coal and the export and sales of coal. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

How to Obtain our SEC Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at www.newcolombiaresources.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Our investor relations department can be contacted at our principal executive office located at our principal office, 251 174th Street, #816, Sunny Isles Beach, FL 33160. Our telephone number is (410)-236-8200.

Item 1A.  RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

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

Because the Company auditors have issued a going concern opinion, there is a substantial uncertainty that it will continue operations in which case one could lose one’s investment.

The auditors have issued a going concern opinion because of the Company’s recurring losses, negative working capital, stockholder’s deficit and the absence of revenue-generating operations.  This means that there is substantial doubt that it can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about its ability to continue in business.  As such it may have to cease operations and you could lose your entire investment.

Since the Company has shown a net loss since inception, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if the company is unsuccessful in its business plans.

Based upon current plans, the Company expects to incur operating losses in future periods as it incurs significant expenses associated with the growth of its business.  Further, there is no guarantee that it will be successful in realizing future revenues or in achieving or sustaining positive cash flow at any time in the future.  Any such failure could result in the possible closure of its business or force the company to seek additional capital through loans or additional sales of its equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

The Company cannot guarantee that it will generate revenues which could result in a total loss of your investment if it is unsuccessful in its business plans.

While the Company has generated revenue under predecessor business plans, it has not generated any revenue from its current business plans, and there can be no assurance that it will generate revenues or that revenues will be sufficient to maintain its business.  As a result, one could lose all of one’s investment if the Company is not successful in its proposed business plans.

The loss of the services of the current officers and directors could severely impact the Company business operations and future development, which could result in a loss of revenues and one’s ability to ever sell any shares one purchases in this offering.

The performance is substantially dependent upon the professional expertise of the current officers and board of directors.  Each has extensive expertise in the lead generation and services industry and the company is dependent on their abilities to develop its business. If they are unable to perform their duties, this could have an adverse effect on company business operations, financial condition and operating results if it is unable to replace them with other individuals qualified to develop and market its business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in this offering as well as the complete loss of your investment.

The Company may not be able to successfully implement its business strategy, which could adversely affect its business, financial condition, results of operations and cash flows.  If the Company cannot successfully implement its business strategy, it could result in the loss of your investment.

Successful implementation of its business strategy depends on factors specific to the coal industry and numerous other factors that may be beyond its control.  Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on its business, its financial condition, and results of operations and cash flow:

•

The competitive environment in the mining and coal industry that may force us to reduce prices below the optimal pricing level or increase promotional spending;

•

Its ability to anticipate changes in consumer preferences and to meet customers’ needs, as well as any political changes in the country of Colombia; and

•

Its ability to establish, maintain and eventually grow market share in a competitive environment.

As the Company intends to be conducting international business transactions, it will be exposed to local business risks in different countries, which could have a material adverse effect on its financial condition or results of operations, which could result in the loss of your investment.

The Company intends to obtain and sell coal internationally, and we expect to have customers located in several countries. The Company international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•

new and different legal and regulatory requirements in local jurisdictions;

•

potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;

•

risk of nationalization of private enterprises by foreign governments;

•

legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and

•

local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

It may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in the locations where it will do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on its base operations and upon its financial condition and results of operations.

We will be required to comply with certain laws and regulations of each country in which it conducts business, including laws and regulations currently in place or which may be enacted related to the mining and coal industry.

The company operations in developing markets could expose it to political, economic and regulatory risks that are greater than those it may face in established markets. Further, its international operations may require it to comply with additional United States and international regulations.  If the company fails to comply with the required domestic and international regulations or violates any such regulations, it may not be able to generate sales and revenue necessary to continue its business plans, which could result in the loss of your investment.

For example, it may be required to comply with the Foreign Corrupt Practices Act, or "FCPA," which prohibits companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. The Company may operate in some nations that have experienced significant levels of governmental corruption. Its employees, agents and contractors, including companies to which it outsources business operations, may take actions in violation of its policies and legal requirements. Such violations, even if prohibited by its policies and procedures, could have an adverse effect on its business and reputation. Any failure by the Company to ensure that its employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial civil and criminal penalties or restrictions on its ability to conduct business in certain foreign jurisdictions, and its results of operations and financial condition could be materially and adversely affected. Finally, any additional regulatory requirements put in place by the United States or any foreign country in which the Company operates may expose the company to additional liability, and require the Company to comply with complex and time consuming regulations.

The company officers and directors will continue to exercise significant control over our operations, which means as a minority stockholder, you would have no control over certain matters requiring stockholder approval that could affect your ability to ever resell any of your shares.  If you are not able to resell any shares, it may result in the loss of your investment.

As of the date hereof, our current executive officer and director beneficially owns approximately 12.8% of our outstanding Common Stock, as well as 100% of the Series A Preferred Stock, consisting of 10 million shares, which carry conversion rights of 50.1 percent of the outstanding common stock of the Company, as well as voting rights of 66 2/3% of the outstanding Common Stock of the Company, meaning that our sole officer and director will, at any given time, hold at least 66 2/3% of the voting power of the Common Stock so long as he holds the Series A Preferred Shares.. Our sole officer and directors is able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of our sole officer and director.

As of the date hereof, we had outstanding 85,858,476 shares of Common Stock of which approximately a large number are shares are “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of certain shares of our issued and outstanding Common Stock. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of our Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair our ability to raise capital through the sale of our equity securities.

We have authorized 20,000,000 shares of preferred stock, 10,000,000 shares are issued to our sole officer and director, which may affect the likelihood of a change of control in our company.

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

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

In general, buying low-priced penny stocks is very risky and speculative.  Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  You may not able to sell your shares when you want to do so, if at all.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We may never pay dividends to shareholders, which could reduce the monetary gain you may realize on your investment.

We have not declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.  If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and operations offices are located in Sunny Isles Beach, FL and also in Barranquilla, Colombia. The Company shares office space with other related parties, and does not make rental payments.  It considers that the current principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”). Our trading symbol is “NEWC.”

Until the first quarter of 2005, there was no “public market” for our shares of Common Stock. For the periods indicated, the following table presents the range of high and low bid prices for the common stock as reported by the OTC Bulletin Board during the quarter being reported.

2013	High	Low
First Quarter	$0.08	$0.019
Second Quarter	0.046	0.04
Third Quarter	0.046	0.0322
Fourth Quarter	0.044	0.0292

2012	High	Low
First Quarter	$0.02	$0.02
Second Quarter	0.018	0.0155
Third Quarter	0.009	0.0086
Fourth Quarter	0.027	0.0181

Holders

As of the date hereof, the aggregate number of shares of our Common Stock outstanding is 87,300,142 held of record by approximately 269 registered holders.

Dividends

We have not declared any cash dividends with respect to our Common Stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•

contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•

contains a toll-free telephone number for inquiries on disciplinary actions;

•

defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•

contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•

the bid and offer quotations for the penny stock;

•

the compensation of the broker-dealer and its salesperson in the transaction;

•

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•

monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Recent Sales of Unregistered Securities

During 2013, the Company issued 1,000,000 common shares to an officer of the Company for accrued but unpaid salary. The shares were valued at $69,900, and a resulting loss on settlement of accrued liabilities amounting to $25,660 was recognized.

During 2013, the Company issued 400,000 common shares in a conversion of a third party debt balance, along with accrued but unpaid interest. The shares were valued at $10,000. See Note 5.

During 2013, the Company issued 1,666,667 common shares to a former officer of the Company for consulting services. The shares were valued at $50,000.

During 2013, the Company issued 300,000 common shares to a third party for consulting services. The shares were valued at $11,400.

During 2013, the Company sold an aggregate of 6,700,000 common shares to third parties. The aggregate purchase price was $167,500.

During 2013, the Company issued 500,000 common shares to a family member of the Company’s President for the purchase of a vehicle. The shares (and the related vehicle) were valued at $12,500. See Note 5.

During 2013, the Company issued 3,500,000 common shares in a conversion of the 3,500,000 shares of the Company’s Series B Convertible Preferred stock.

During 2013, the Company cancelled 9,380,000 common shares for services having not been rendered.

During 2013, the Company cancelled 533,333 common shares related to a consulting agreement.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the fiscal years ended December 31, 2013 and 2012. For detailed financial information, see the audited Financial Statements included in this report.

	Years Ended December 31,
Balance Sheet Data:	2013	2012
Cash	$-	$-
Total assets	133,592	100,362
Total liabilities	1,051,175	1,015,782
Shareholders' equity (deficit)	(917,583)	(915,420)

Operating Data:
Revenues	-	-
Operating expenses	905,502	717,535
Net loss	$(1,265,803)	$(772,903)

Results of Operations

For the year ended December 31, 2013 and December 31, 2012

The Company generated $0 in revenue for the years ended December 31, 2013 and 2012.  The Company generated $1,728,800 in revenue from its inception on September 20, 2000 through December 31, 2013.

Operating expenses, which consisted of geology and engineering costs, depreciation expenses and general and administrative expenses, for the year ended December 31, 2013, were $905,502. This compares with operating expenses for the year ended December 31, 2012 of $717,535.  The major components of general and administrative expenses include accounting fees, legal and professional fees. Our operating expenses decreased during the year ended December 31, 2013 primarily due to increases in our geology and engineering costs and our general and administrative expenses.  Our operating expenses from inception on September 20, 2000 through December 31, 2013 were $20,423,057.

As a result of the foregoing, we had a net loss of $1,265,803 for the year ended December 31, 2013. This compares with a net loss for the year ended December 31, 2012 of $772,903.  From our inception on September 20, 2000 through December 31, 2013, our net loss was $25,982,349.

In its audited financial statements as of December 31, 2013, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of December 31, 2013 and 2012 we had cash or cash equivalents of $0.

If our revenue is not sufficient to allow us to meet our cash requirements during the next twelve months, the company may need to raise additional funds through the sale of its equity securities.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Net cash used in operating activities was $205,374 for the year ended December 31, 2013. This compares to net cash used in operating activities of $124,549 for the year ended December 31, 2012.   This increase is due to our increase dependence on consultants and stock based compensation, as well as the losses on the settlement of debt.  From our inception on September 20, 2000 through December 31, 2013, our net cash used in operating activities was $2,144,704.

Cash flows used in investing activities were $18,376 for the year end December 31, 2013, which compares to cash flows used in investing activities of $0 for the year ended December 31, 2012.  From our inception on September 20, 2000 through December 31, 2013, our cash flows used in investing activities was $413,376.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows provided by financing activities was $223,750 for the year ended December 31, 2013 which compares to cash flows provided by financing activities of $124,500 for the year ended December 31, 2012.  The change in cash flows related to financing activities is due to the fact that we increased offering our common stock for cash during the year ended December 31, 2013, as compared with the year ended December 31, 2012.  Our cash flows provided by financing activities were $2,558,080 from our inception on September 20, 2000 through December 31, 2013.

As of December 31, 2013, our total assets were $133,592 and our total liabilities were $1,051,175.  As of December 31, 2012, our total assets were $100,362 and our total liabilities were $1,015,782.

Our principal source of liquidity will be our operations and the sale of our common stock. We expect variation in revenues to account for the difference between a profit and a loss.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and retain our customers and our ability to generate revenues.

Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operation

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on sales, costs and needs.

Our plan for the twelve months beginning January 1, 2014 is to operate at a profit or at break even. Our plan is to acquire additional coal mining locations in Colombia in order to become profitable in our operations.

We are currently focusing our attention on the coal mining industry in Columbia.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

New Colombia Resources, Inc. and Subsidiaries

(formerly VSUS Technologies, Inc.)

(A development stage company)

Canyon Country, California

We have audited the accompanying consolidated balance sheet of New Colombia Resources, Inc. and its subsidiary, a development stage company, (collectively, the “Company") as of December 31, 2013 and 2012, and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the years then ended These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Colombia Resources, Inc. and its subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2014

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

Current Assets
Prepaid expenses	$362	$362
Total Current Assets	362	362

Non-Current Assets
Equipment, net of depreciation of $1,146	11,354	-
Investment in properties	18,376	-
Loan receivable	3,500	-
Mining rights	100,000	100,000
TOTAL ASSETS	$133,592	$100,362

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$256,168	$252,356
Accounts payable and accrued interest--related parties	240,007	342,292
Short-term convertible debt	-	37,500
Short-term convertible debt--related party	-	348,634
Make whole liability	555,000	-
Total Current Liabilities	1,051,175	980,782

Non-Current Liabilities
Long-term convertible debt	-	35,000

Total Liabilities	1,051,175	1,015,782

Stockholders' Deficit:
Preferred stock $0.001 par value (shares authorized--20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated; 10,000,000 shares issued and outstanding at December 31, 2013 and at December 31, 2012	10,000	10,000
Preferred stock, $0.001 par value (shares authorized – 10,000,000; 0 shares undesignated Series B Convertible: 10,000,000 shares designated; 1,500,000 shares issued and outstanding at December 31, 2013 and 0 at December 31, 2012, respectively	1,500	-
Common stock $0.001 par value (shares authorized--500,000,000); 82,400,142 shares issued and outstanding at December 31, 2013 and 77,996,808 at December 31, 2012, respectively	82,400	77,996
Additional paid-in capital	24,970,866	23,713,130

Deficit accumulated during the development stage	(25,982,349)	(24,716,546)
Total Stockholders’ Deficit	(917,583)	(915,420)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$133,592	$100,362

See the accompanying notes to the consolidated financial statements

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	From September 20, 2000 (Inception) through
	December 31,	December 31,	December 31,
	2013	2012	2013 (Unaudited)

Revenues
Revenues	$-	$-	$1,728,800

Operating Expenses
Impairment of assets	-	-	225,000
Geology and engineering	55,807	12,849	68,656
Depreciation expense	1,146	-	1,146
General and administrative	848,549	704,686,	21,857,055

Total Operating Expenses	905,502	717,535	22,151,857

Loss from Operations	(905,502)	(717,535)	(20,423,057)

Financing expenses, net	-	-	3,017,000
Loss on settlement of debt	344,677	37,507	681,179
Interest expense	39,374	128,248	294,868
Gain on debt restructuring	-	(33,622)	(33,622)
Penalty for early extinguishment of debt	13,750	16,250	30,000
(Gain) loss on derivatives	(37,500)	(93,015)	1,569,867

Net loss	$(1,265,803)	$(772,903)	$(25,982,349)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding	80,028,397	63,739,764

See the accompanying notes to the consolidated financial statements

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Series A		Series B
	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Subscription Receivable ($)	Additional Paid-in Capital ($)	Deferred Stock-based Compensation ($)	Accumulated Deficit ($)	Total ($)

Balance at January 1, 2006 (Unaudited)	54,408,524	54,408	-	-	-	-	-	22,277,000	(1,898,000)	(21,689,000)	(1,210,354)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	-	-	-
Other Equity Transactions-None	-	-	-	-	-	-	-	-	-	-	-
Balance at December 31, 2006 (Unaudited)	54,408,524	54,408	-	-	-	-	-	22,277,000	(1,898,000)	(21,689,000)	(1,210,354)
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(17,717)
Other Equity Transactions-None	-	-	-	-	-	-	-	-	-	-	-
Balance at December 31, 2008 (Unaudited)	54,408,524	54,408	-	-	-	-	-	22,277,000	(1,898,000)	(21,689,000)	(1,210,354)
Stock Split	(54,341,823)	(54,342)	-	-	-	-	-	52,409	-	-	(1,933)
Stock Issued for Reverse Merger and Rescission	6,500,000	6,500	-	-	-	-	-	57,591	-	-	64,091
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(2,000)	(2,000)
Balance at December 31, 2009 (Unaudited)	6,566,701	6,567	-	-	-	-	-	22,450,000	(1,898,000)	(21,691,000)	(1,132,433)
Stock Issued	58,150,000	58,150	-	-	-	-	-	1,460	-	-	59,610
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(153,460)	(153,460)
Balance at December 31, 2010 (Unaudited)	64,716,701	64,717	-	-	-	-	-	22,451,460	(1,898,000)	(21,844,460)	(1,226,283)
Stock Issued for Conversions of Notes Payable	11,095,986	11,096	-	-	-	-	-	709,377	-	-	720,473
Loss on Settlement of Debt	-	-	-	-	-	-	-	298,996	-	-	298,996
Stock Issued for Employee Compensation	11,500,000	11,500	-	-	-	-	-	188,500	-	-	200,000
Stock Issued for Cash	2,000,000	2,000	-	-	-	-	-	152,000	-	-	154,000
Stock Issued to Acquire La Tabaqueria Mine	5,606,410	5,606	-	-	-	-	-	(5,606)	-	-	-

Stock Issued for Subscription Receivables and Reclassification of Subscription Receivable from Notes Receivable	250,000	250	-	-	-	-	(60,000)	19,750	-	-	(40,000)
Preferred Stock Issued for Services	-	-	10,000,000	10,000	-	-	-	(10,000)	-	-	-
Common Stock Returned to Treasury	(46,000,000)	(46,000)	-	-	-	-	-	46,000	-	-	-
Stock Issued for Services	1,175,000	1,175	-	-	-	-	-	80,550	-	-	81,725
Amortization of Warrants Issued for Services	-	-	-	-	-	-	-	12,500	-	-	12,500
Settlement of Derivative Liabilities through Conversion of Related Notes	-	-	-	-	-	-	-	822,807	-	-	822,807
Reclassification of Deferred Stock-Based Compensation	-	-	-	-	-	-	-	(1,898,000)	1,898,000	-	-
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(2,099,183)	(2,099,183)
Balance at December 31, 2011	50,344,097	50,344	10,000,000	10,000	-	-	(60,000)	22,868,334	-	(23,943,643)	(1,074,965)
Stock Issued in Conversion of Debt	9,223,600	9,224	-	-	-	-	-	77,204	-	-	86,428
Settlement of Accrued Interest	14,345,778	14,345	-	-	-	-	-	88,890	-	-	103,235
Stock-Based Compensation	3,083,333	3,083	-	-	-	-	-	103,667	-	-	106,750
Incremental Value for Preferred Shareholder								370,454	-		370,454
Amortization of Warrants Issued for Services								16,667	-		16,667
Settlement of Derivative Liabilities Through Conversion of Related Notes	-	-	-	-	-	-	-	86,956	-	-	86,956
Loss on Settlement of Debt	-	-	-	-	-	-	-	37,507	-	-	37,507
Stock Issued for Cash	1,000,000	1,000	-	-	-	-	-	2,500	-	-	3,500
Contribution to Capital	-	-	-	-	-	-	-	120,951	-	-	120,951
Write-off of Subscription Receivable	-	-	-	-	-	-	60,000	(60,000)	-	-	-
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(772,903)	(772,903)
Balance at December 31, 2012	77,996,808	77,996	10,000,000	10,000	-	--	-	$23,713,130	-	(24,716,546)	(915,420)
Stock Issued for Cash:									-
Common	6,950,000	6,950	-	-	-	-	-	166,800	-	-	173,750
Preferred	-	-	-	-	2,000,000	2,000	-	48,000	-	-	50,000
Stock Issued in Conversion of Debt									-

Common	400,000	400	-	-	-	-	-	9,600	-	-	10,000
Preferred	-	-	-	-	3,000,000	3,000	-	32,000	-	-	35,000
									-
Common Stock issued in Conversion of Preferred Stock	3,500,000	3,500	-	-	(3,500,000)	(3,500)	-	-	-	-	-
Stock-Based Compensation	1,966,667	1,967	-	-	-	-	-	59,433	-	-	61,400
Common Stock Returned to Treasury	(9,913,333)	(9,913)	-	-	-	-	-	9,913	-	-	-
Incremental Value for Preferred Shareholder	-	-	-		-	-	-	570,721	-	-	570,721
Common Stock issued for Accrued Salary	1,000,000	1,000			-	-	-	43,240	-	-	44,240
Loss on Settlement of Debt and Settlement of Accrued Salary	-	-	-		-	-	-	194,510	-	-	194,510
									-
Stock option expense	-	-	-		-	-	-	16,668	-	-	16,668
Contribution to Capital	-	-	-		-	-	-	94,851	-	-	94,851
Stock issued for Asset Purchase	500,000	500	-		-	-	-	12,000	-	-	12,500
Net loss for the year ended December 31, 2013	-	-	-				-	-	-	(1,265,803)	(1,265,803)
Balance at December 31, 2013	82,400,142	82,400	10,000,000	10,000	1,500,000	1,500	-	24,970,866	-	(25,982,349)	(917,583)

See the accompanying notes to the consolidated financial statements

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended		From September 20, 2000 (Inception) through
	December 31,		December 31,
	2013	2012	2013 (Unaudited)
CASH FLOWS-OPERATING ACTIVITIES
Net loss for the period	$(1,265,803)	$(772,903)	$(25,982,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	-	-	225,000
Stock issued for compensation	648,789	493,871	20,423,684
Depreciation expense	1,146	-	1,146
Loss on settlement of accrued interest	-	36,662	36,662
Loss on settlement of accrued salary	25,660	-	25,660
Loss on settlement of debt	322,716	845	622,557
(Gain) loss on derivative liability	(37,500)	(93,015)	1,569,867
Amortization of discount on convertible debenture	37,500	72,395	109,895
Penalty for early extinguishment of third party debt	13,750	16,250	30,000
(Gain) loss on debt restructuring	-	(12,988)	(12,988)
Changes in operating assets and liabilities:
Change in prepaid expenses	-	(362)	(362)
Change in other receivables	(3,500)	-	4,558
Change in accounts payable and accrued expenses	57,413	108,723	500,367
Change in accrued expenses and interest--related party	(5,545)	25,973	301,599
Net cash (used in) operating activities	(205,374)	(124,549)	(2,144,704)

CASH FLOWS-INVESTING ACTIVITIES
Notes receivable	-	-	(200,000)
Cash paid for investment in properties	(18,376)	-	(18,376)
Cash paid for mining rights	-	-	(45,000)
Purchase of fixed assets	-	-	(150,000)
Net cash (used in) investing activities	(18,376)	-	(413,376)

CASH FLOWS-FINANCING ACTIVITIES
Payments on convertible debentures	-	-	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loans	-	120,000	1,984,579
Related parties	-	-	181,000
Issuance of shares for cash	223,750	3,500	409,990
Capital contributions by officer	-	1,000	1,000
Net cash provided by financing activities	223,750	124,500	2,558,080

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(49)	-

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	-	49	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of note receivable and accrued expenses	$-	$-	$20,000

Reclassification of note receivable into subscription receivable Cancellation of common stock	$9,913	$-	$9,913
Common stock issued for conversion of debentures	$45,000	$86,428	$851,901
Common stock issued for conversion of preferred stock	$3,500	$-	$3,500
Common stock issued for accrued salary	$44,240	$-	$44,240
Common stock issued for purchase of fixed assets	$12,500	$-	$12,500
Settlement of derivative liabilities through conversion of related notes	$-	$84,560	$907,367
Settlement of accrued interest through stock issuance	$-	$103,235	$103,235
Debt discount from derivative liabilities	$37,500	$70,000	$107,500
Payable accrued for mining rights	$-	$-	$55,000
Loan proceeds paid directly to service providers	$-	$22,500	$22,500
Write-off of subscription receivable	$-	$60,000	$60,000
Reclassification of derivative liability to additional paid-in capital	$-	$2,395	$2,395
Repayments of convertible debt by third party	$94,851	$119,952	$214,803

See the accompanying notes to the Consolidated Financial Statements

NEW COLOMBIA RESOURCES, INC.

(FORMERLY VSUS TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND HISTORY

New Colombia Resources, Inc (formerly VSUS Technologies, Inc) (the “Company”). was incorporated in Delaware on September 20, 2000. Following its establishment, the Company organized, at the end of 2000, two wholly-owned subsidiaries: Safe Mail International Ltd., a company registered in the British Virgin Islands and Safe Mail Development Ltd., a company registered in Israel. As of August 31, 2004, the Company established two additional wholly-owned subsidiaries: VSUS Secured Services, Inc., a Delaware corporation, and First Info Network, Inc., a Delaware corporation. Since inception, and until a recent shift in the focus of its business operations, the Company had been a developer and marketer of highly secure communications systems for use over the internet.

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

New Colombia Resources, Inc. specializes in acquisitions of revenue generating businesses. During 2011, the Company executed an agreement and acquired La Tabaquera, a Colombian mine, and the associated mining concession in Colombia. See Note 4.

Effective in January 2013, the Company changed its name from VSU Technologies, Inc. to New Colombia Resources, Incorporated. The Company trades under the ticker symbol NEWC.

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

There was no impairment loss on fair value of its mining rights for the years ended December 31, 2013 and 2012.

Asset Retirement Obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation. As of December 31, 2013, the Company had not begun development activities, and therefore, did not record a liability.

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

Recent Accounting Pronouncements

The Company does not believe any recently issued and not-yet-adopted accounting pronouncements issued by the FASB and the SEC will have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $1,265,803 and $772,903 for the years ended December 31, 2013, and 2012, respectively, and had a working capital deficit of $1,050,813 as of December 31, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plan in this regard includes raising additional cash from current and potential stockholders and lenders, making strategic acquisitions, and increasing the marketing of its products and services. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any future financing will be available to the Company when needed, and on commercially reasonable terms. The Company's inability to derive sufficient revenues from the sale of its products, or obtain additional financing when needed, would have a material adverse effect on the Company, requiring the Company to curtail or cease operations. In addition, any equity financing may involve substantial dilution to the Company's then current stockholders.

NOTE 4 - ACQUISITION OF LA TABAQUERA AND MINING RIGHTS

On February 24, 2011, the Company acquired La Tabaquera, a Colombian mine, and the associated asset, “Concession Contract No. IE-09551 from Erasmo Almanza, granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining” for a period of 4 - 30 years.

Under the agreement, the Company issued 5,606,410 shares of common stock and agreed to pay the owner $100,000 in cash. Due to the lack of an active market for the Company’s common shares, the Company determined the fair value of the common stock was $0 on the acquisition date. As of December 31, 2013, $78,484 of the cash payment had been paid, with the remaining $21,516 still owed and included in accounts payable and accrued expenses in the consolidated balance sheet. The $21,516 has no specific terms of repayment and is unsecured. The Company expects to pay the remaining amount upon receipt of future funding. If the amounts are not paid, the Company may have to re-negotiate with the seller.

NOTE 5 - DEBT AND RELATED PARTY TRANSACTIONS

Related Party Debt

As of December 31, 2011, the Company had an outstanding convertible note to Ararat, LLC, a Company owned by a family member of Kyle Gotshalk (a former officer). The interest rate was 10% and the note was unsecured. The principal balance of the note was convertible into common stock at the holder’s option at 70% of the market price of the Company’s common stock on the date of conversion. During the twelve months ended December 31, 2012, the Company converted the remaining principal of the note, $76,728, into 3,535,853 shares of common stock. On February 13, 2012, the holder converted $31,275 of accrued but unpaid interest into 1,864,297 shares of the Company’s common stock. On July 25, 2012, the holder converted $36,960 of accrued but unpaid interest into 6,000,000 shares of the Company’s common stock. On September 10, 2012, the holder converted $35,000 of accrued but unpaid interest into 6,481,481 shares of the Company’s common stock. On November 14, 2012, the Company restructured the debt. The new debt does not bear interest and will be fully satisfied upon the lender receiving the scheduled final payment on March 15, 2013. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an extension of the maturity date, the modification of the interest rate, and the modification of the conversion terms. As a component of the debt restructuring, the lender will not make any conversion demands. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a gain on debt restructuring of $33,622. On November 15, 2012, December 14, 2012, January 15, 2013, February 15, 2013, and March 15, 2013 accrued interest payments amounting to $15,000, $25,000, $17,500, $17,500, and $17,500, respectively, were paid by a third party on behalf of an officer of the Company. The total of the payments is not owed to the officer by the Company, and was considered a contribution to capital. The Company had no liability as of December 31, 2013 or as of December 31, 2012 related to the aforementioned payments. At December 31, 2013, the principal balance of the note was $0 and accrued interest was $0. At December 31, 2012, the principal balance of the note was $0 and accrued interest was $52,500.

On April 14, 2008, the Company signed a loan agreement in which it borrowed an aggregate of $328,000 from Ararat, LLC, a Company owned by a family member of Kyle Gotshalk (a former officer). The note originally matured on December 31, 2012 and carried a 10% interest rate. On November 14, 2012, the Company restructured the debt into a new convertible note, which does not accrue interest. The lender has the right to convert the loan within twenty-four months at a price of $0.30 per share. Any nets proceeds from the stock currently held by the lender or by the preferred shareholder which are liquidated within the next twenty-four months will be credited against the loan. At the end of the twenty-four months, the lender has the right to demand stock as payment of the debt at 90% of the bid price for the preceding ten-day weighted average. The lender will not be subject to the floor price of $0.30 after November 15, 2014. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an extension of the maturity date, the modification of the interest rate, and the modification of the conversion price. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as an increase in the principal in the amount of $20,634, resulting in a loss on debt restructuring for that same amount. The resulting derivative liability was reclassified and accounted for as an increase to additional paid-in capital. On March 27, 2013, Ararat, LLC agreed to cancel the entire debt balance in exchange for 1,500,000 preferred B shares of New Colombia Resources. These shares can be exchanged for 1,500,000 common shares within the next 19 months. If, at the end of 19 months, the 1,500,000 common shares have a value less than $600,000, the Company will issue additional shares, which, when added to the aforementioned 1,500,000 shares, will total $600,000 at 90% of the average bid price of the trailing ten days. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an increase in the fair value of the conversion option of more than 10%. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a conversion of principal and accrued interest of $348,634 and $53,290, respectively, a loss on settlement of debt of $198,076, and a related make whole liability of $555,000 was recorded as a provision for the aforementioned 1,500,000 common shares, having a market value of less than $600,000 as of December 31, 2013. At December 31, 2013, the principal balance of the note was $0, accrued interest was $0, and the make whole provision was $555,000. At December 31, 2012, the principal balance of the note was $348,634 and accrued interest was $53,290.

Third Party Debt

On July 12, 2012, the Company signed a convertible loan agreement with Asher Enterprises, Inc. (“Asher”), in which Asher loaned $27,500 at 8% interest, which is convertible into common stock of the Company. The loan is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The note is unsecured and matures on April 16, 2013. Loan proceeds amounting to $1,085 were paid directly to service providers. On January 8, 2013, the loan became convertible and a related derivative liability was recorded. On January 15, 2013, the principal and accrued interest balances, which amounted to a total of $28,585, were paid by a third party on behalf of an officer of the Company. In addition, the third party made a penalty payment and bank service charges amounting to $13,766 for the early extinguishment of the loan. The total of these payment amounts is not owed to the officer by the Company, and was considered a contribution to capital. The Company had no liability as of December 31, 2013 or 2012 related to the aforementioned payments.

On October 25, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $10,000. The note accrues interest at the rate of 10% per annum and has a maturity date of October 25, 2013. The principal amount of the note and accrued interest are convertible after 180 days from the date of issuance at 60% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. On April 23, 2013, the loan became convertible and a related derivative liability was recorded. On May 28, 2013, the holder converted the entire $10,000 principal amount along with accrued but unpaid interest of $587 into 400,000 shares of the Company’s common stock. The shares were valued at $10,000. At December 31, 2013, the principal balance of the note was $0 and accrued interest was $0. At December 31, 2012, the principal balance of the note was $10,000 and accrued interest was $184.

On October 30, 2012, the Company issued an unsecured convertible promissory note to a third party in the amount of $35,000. The note accrues interest at the rate of 10 (ten) percentage points per annum above the Prime Rate and has a maturity date of October 30, 2014. During the periods ended December 31, 2013 and December 31, 2012, the Prime Rate was 3.25% and the note accrued interest at the rate of 13.25% per annum. The lender shall only have the right to convert the principal amount of the note concurrently with the Company effecting a public sale, spin-off, or other similar disposition of the shares of its common stock. The Company evaluated the conversion options under FASB ASC Topic 815 - 40 for derivative treatment and determined that the conversion options are required to be accounted for as a derivative upon one of the aforementioned transactions occurring. As none of these transactions had occurred as of the period ended December 31, 2013, and as per FASB ASC Topic 470 - 20, the derivative instrument need not be accounted for during the period ended December 31, 2013. On April 23, 2013, the holder converted the entire $35,000 principal amount along with accrued but unpaid interest of $2,222 into 1,500,000 shares of the Company’s preferred B shares. These shares will have the right to be converted into common shares after six months, which they were during the fourth quarter of 2013.  The shares have attached warrants, for an additional 1,500,000 common shares at 50% of the trailing five-day bid price, or $0.10, whichever is less. The third party will have two years to exercise these warrants. The shares were valued at $135,000, and a resulting loss on settlement of debt amounting to $100,790 was recognized. At December 31, 2013, the principal balance of the note was $0 and accrued interest was $0. At December 31, 2012, the principal balance of the note was $35,000 and accrued interest was $799.

Related Party Transactions

On November 19, 2012, the Company’s Board of Directors and a majority of the shareholders of the Company approved and accepted the resignations of Kyle Gotshalk and Cherish Adams as officers and directors of the Company.

As of December 31, 2013, the accounts payable and accrued liabilities--related parties balance represents of the expenses which were paid directly by and owed to an officer of the Company. As of December 31, 2013, the accrued liabilities and accrued interest-related parties balance was composed of $47,724 of expenses which were paid directly by and owed to an officer of the Company, $192,012 in accrued salaries and expenses payable to an officer and former officers of the Company and $271 of accrued interest.

On July 15, 2013, the Company issued 500,000 common shares to a family member of the Company’s President for the purchase of a vehicle. The shares (and the related vehicle) were valued at $12,500.

NOTE 6 - SHAREHOLDERS' EQUITY

Preferred Stock

There are 20,000,000 shares of authorized preferred stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to the Company’s former Chief Executive Officer for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends. The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25, and ASC 815-10-25, and determined that equity classification was appropriate. As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During 2013, the Company issued an aggregate of 14,066,667 shares and cancelled 9,913,333 shares. The Company determined the aggregate incremental cost of the share issuance to be $570,721. During the twelve months ended December 31, 2012, the Company issued an aggregate of 27,652,711 shares. The Company determined the aggregate incremental cost of the share issuance to be $370,454, based on the market price at the respective dates of share issuances. The Company expensed this amount during the period ended December 31, 2012.

During 2013, the Company issued 1,500,000 preferred B shares and a make whole agreement in exchange for the cancellation of an Ararat, LLC debt balance of $401,924. The shares are convertible into 1,500,000 shares of common stock within 19 months of issuance of the preferred stock. The make whole liability guarantees the holder value of $600,000 resulting in a make whole liability at December 31, 2013 of $555,000. At issuance, the shares were valued at $68,850 and when combined with the make whole liability of $555,000, a resulting loss on settlement of debt amounting to $221,926 was recognized. See Note 5.  The $68,850 is included in the loss on settlement of debt in the statement of stockholders deficit.

During 2013, the Company issued 1,500,000 preferred B shares in a conversion of a third party debt balance of $35,000, along with accrued but unpaid interest. These shares will have the right to be converted into common shares after six months. The shares have attached warrants, for an additional 1,500,000 common shares at 50% of the trailing five-day bid price, or $0.10, whichever is less. The third party will have two years to exercise these warrants. The shares were valued at $135,000, and a resulting loss on settlement of debt amounting to $100,790 was recognized. See Note 5. These shares were converted into 1,500,000 shares of common stock during the fourth quarter of 2013.

During 2013, the Company sold an aggregate of 2,000,000 preferred B shares to a third party. The aggregate purchase price was $50,000. These shares will have the right to be converted into common shares after six months. The shares have attached warrants, for an additional 2,000,000 common shares at 50% of the trailing five-day bid price, or $0.10, whichever is less. The third party will have two years to exercise these warrants.  These shares were converted into 2,000,000 shares of common stock during the fourth quarter of 2013.

Common Stock

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

During 2013, the Company issued 1,000,000 common shares to an officer of the Company for accrued but unpaid salary of $44,240. The shares were valued at $69,900, and a resulting loss on settlement of accrued liabilities amounting to $25,660 was recognized.

During 2013, the Company issued 400,000 common shares in a conversion of a third party debt balance, along with accrued but unpaid interest. The shares were valued at $10,000. See Note 5.

During 2013, the Company issued 1,666,667 common shares to a former officer of the Company for consulting services. The shares were valued at $50,000.

During 2013, the Company issued 300,000 common shares to a third party for consulting services. The shares were valued at $11,400.

During 2013, the Company sold an aggregate of 6,700,000 common shares to third parties. The aggregate purchase price was $167,500.

During 2013, the Company issued 500,000 common shares to a family member of the Company’s President for the purchase of a vehicle. The shares (and the related vehicle) were valued at $12,500. See Note 5.

During 2013, the Company issued 3,500,000 common shares in a conversion of the 3,500,000 shares of the Company’s Series B Convertible Preferred stock.

During 2013, the Company cancelled 9,380,000 common shares for services having not been rendered.

During 2013, the Company cancelled 533,333 common shares related to a consulting agreement.

During 2013, related parties contributed capital through forgiveness of debt in the amount of $94,851. See Note 5 for details.

Stock Options

During the year ended December 31, 2011, an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President, as part of his employment agreement and remain outstanding as of December 31, 2013. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over three years. For the year ended December 31, 2013, $16,668 was expensed as stock-based compensation.  $4,167 remains to be expensed on these options in 2014.

The following table summarizes the Company’s stock options:

		Weighted	Aggregate		Weighted Average
	Options	Average Exercise Price	Intrinsic Value	Exercisable	Remaining Life
Balance, December 31, 2011	25,000,000	$0.10	250,000	9,583,333	No Expiration
Granted
Expired	-	-
Exercised	-	-
Balance, December 31, 2012	25,000,000	$0.10	250,000	9,583,333	No Expiration
Granted
Expired	-	-
Exercised	-	-
Cancelled	(20,000,000)	$0.10
Balance, December 31, 2013	5,000,000	$0.10	-	4,583,333	No Expiration

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

NOTE 7 - DERIVATIVE LIABILITY

The Company had a note which became convertible on January 8, 2013 (See Note 5), which was convertible at 55% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $192,965 as of January 8, 2013. As a result, a discount of $27,500, an initial loss of $165,465, and a derivative liability of $192,965 were recorded. On January 15, 2013, the principal and accrued interest balances were paid. As of December 31, 2013, the fair value of the derivatives was $0, and the change in the fair value during the period from January 8, 2013 to December 31, 2013 resulted in a recorded net gain on fair value of the derivative liability of $27,500. For the period from January 8, 2013 to December 31, 2013, the Company also amortized the discount on the note for $27,500, with the unamortized discount being $0 as of December 31, 2013.

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

The Company had a note which became convertible on April 23, 2013 (See Note 5), which was convertible at 60% of the average lowest three-day trading price of common stock during the 15 days preceding the date of conversion. The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options. The derivative liability had a fair value of $15,170 as of April 23, 2013. As a result, a discount of $10,000, an initial loss of $5,170, and a derivative liability of $15,170 were recorded. On May 28, 2013, the principal and accrued interest balances were converted into common shares. As of December 31, 2013, the fair value of the derivatives was $0, and the change in the fair value during the period from April 23, 2013 to December 31, 2013 resulted in a recorded net gain on fair value of the derivative liability of $10,000. For the period from April 23, 2013 to December 31, 2013, the Company also amortized the discount on the note for $10,000, with the unamortized discount being $0 as of December 31, 2013.

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

The following table summarizes the Company’s derivative liability activity during the twelve months ended December 31, 2013:

Derivative Liability	Amount
Derivative liability as of December 31, 2012	$-
Change in fair value of derivative liability	(37,500)
Debt discount	37,500
Derivative liability as of December 31, 2013	$-

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

Make Whole Liability

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012, respectively:

	Fair Value Measurements at December 31, 2013 and 2012
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Make Whole Liability - 2012	$-	$-	$-	$-
Make Whole Liability - 2013	$555,000	$-	$-	$555,000

NOTE 9 - INCOME TAX EXPENSE

At December 31, 2013, the Company had unused federal and state net operating loss carryforwards available of approximately $1,000,000 which may be applied against future taxable income, if any, and which expire in various years through 2033.

The Company’s deferred tax assets as of December 31, 2013 and 2012 are as follows:

	2013	2012

Benefit from net operating losses	$352,179	$258,918
Valuation allowance	(352,179)	(258,918)
Net tax expense	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

On February 15, 2014, the Company executed a term sheet with a third party in which the third party shall invest a gross sum of $1,000,000 in exchange for a 50% interest in the Company.  The 50% interest shall be delivered in the form of the Company’s common stock.  The Company agrees to pay 15%, or $150,000, in fees associated with the funding, and issue 7.5% of the Company’s common stock to the third party for the placement of the aforementioned funds.  In addition, the third party will have the right to appoint two members to the Company’s Board of Directors.

On February 18, 2014, the Company issued a convertible promissory note to a third party in the amount of $47,500.  The note accrues interest at the rate of 8% per annum and has a maturity date of November 20, 2014.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion.

Subsequent to December 31, 2013 through April 15, 2014, the Company issued 4,900,000 shares of its common stock for cash during the normal course of business.  There are 87,300,142 shares of common stock outstanding as of April 15, 2014.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2013 as is identified below.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 as is described below.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.

provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was not effective as December 31, 2013 due to the existence of material weaknesses. The material weaknesses identified include the following:

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

•

Failure to properly record transactions related to asset acquisitions, derivative liabilities, and equity based payments to employees and non-employees

Inherent Limitations Over Internal Controls

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

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

John Campo	42	Director and President

The above listed officer and director is not involved, and has not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

John Campo, President of New Colombia Resources, Inc., has been involved in public companies for over 20 years. He began his career as a registered representative with a boutique firms in Baltimore, MD.  He was President of Elite Equity Marketing, a public relations firm catering to emerging growth companies, from 2001-2008 with offices in Towson, MD and North Miami Beach, FL. He later began Wall Street International focusing on creating awareness for international companies trading in the U.S. In 2009, he introduced Mr. Erasmo Almanza, a Colombian national with coal mining concessions, to VSUS Technologies Inc. to roll up coal mining concessions and get them into production. Mr. Campo is a Colombian American who resides in Sunny Isles Beach, FL and Barranquilla, Colombia.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table discloses, for the fiscal years ended December 31, 2013, 2012, certain compensation paid and accrued to our named executive officers and our former executive officers.

Name and Principal Position	Year	Salary and Other Annual Compensation ($)

John Campo, President and Director	2013	60,000
	2012	60,000
Cherish Adams, Former Sec/Treasurer and Director	2013	0
	2012	53,000
Kyle Gotshalk, former CEO and Director	2013	0
	2012	68,000

These amounts are accrued and unpaid per the employment agreements with the company.

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2012 to our named executive officers.  There were no option/SAR grants during the fiscal year ended December 31, 2013.

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

Option/SAR Exercises and Year-End Option/SAR Values

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) (1) Exercisable/Unexercisable
John Campo	0	0	4,583,333/416,667	$0/$250,000

Long-Term Incentive Awards

We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2013.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

John Campo  has an employment agreement with the company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 82,400,842 common shares were issued and outstanding as of December 31, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class

John Campo (3)	11,000,000	14.6%

All Officers and Directors as a Group	11,000,000	14.6%

Erasmo Almanza LaTorre	5,606,410	7.5%
Calle 128 B #60-04
Apt. 314
Bogota, Columbia

Yorktown Consultancy (4)	7,599,256	10.1%
3435 W. Fairview Street
Miami, FL 33133

Greg Walsh	5,500,000	7.3%
2065 Fairway Close Terrace
Lawrenceville, GA 30043

Chong Chung Lok	5,000,000	6.7%
17 McCormack Place
Curtin, Cambera ACT
Australia

Ararat, LLC	4,481,481	6.0%
1200 Butler Creek Road
Ashland, OR 97520

(1)

All ownership is beneficial and of record, unless indicated otherwise.  Unless otherwise indicated, the address of our officers and directors is c/o New Colombia Resources Inc. 251 174th Street # 816, Sunny Isles Beach, FL 33160.

(2)

The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3)

John Campo is the President and director of the Company.   John Campo also owns 10,000,000 shares of Series A Preferred Stock.  The Preferred A Stock is convertible into 51% of the outstanding shares of the Company, and holds voting rights of 66 2/3% of the outstanding shares of common stock.

(4)

The owner of Yorktown Consultancy is Richard Charbit.

Preferred A Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class

John Campo (3)	10,000,000	100.00%

All Officers and Directors as a Group	10,000,000	100.00%

(1)

All ownership is beneficial and of record, unless indicated otherwise.  Unless otherwise indicated, the address of our officers and directors is c/o New Colombia Resources Inc. 251 174th Street # 816, Sunny Isles Beach, FL 33160.

(2)

The Beneficial owner has sole voting and investment power with respect to the shares shown.

(3)

John Campo is the President and director of the Company.  The Preferred A Stock is convertible into 51% of the outstanding shares of the Company, and holds voting rights of 66 2/3% of the outstanding shares of common stock.

Preferred B Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class

Charlie Chong	2,000,000	57%
613 Midway Avenue
Daly City, CA 94015

Ararat, LLC	1,500,000	43%
1200 Butler Creek Road
Ashland, OR 97520

(1)

All ownership is beneficial and of record, unless indicated otherwise.

(2)

The Series B Preferred stock holds no voting rights, and is convertible into Common stock on a 1 for 1 basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $18,560 for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)

(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302
31.2	Certification of Chief Financial Officer pursuant to Section 302
32.1	Certification of Chief Executive Officer pursuant to Section 906
32.2	Certification of Chief Financial Officer pursuant to Section 906

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2014.

New Colombia Resources, Inc.

By:

/s/ John Campo

John Campo, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Campo	President Chief Executive Officer,	April 15, 2014
John Campo	Chief Financial Officer and Director	Date
Title