Form 10-K/A
period 2013-12-31
NEW COLOMBIA RESOURCES INC
filed 2014-04-18
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

New Colombia Resources, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s quarterly report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 17, 2014 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Schema

101.CAL

XBRL Taxonomy Calculation Linkbase

101.DEF

XBRL Taxonomy Definition Linkbase

101.LAB

XBRL Taxonomy Label Linkbase

101.PRE

XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

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

* Previously filed with the Company’s quarterly report on Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on April 17, 2014.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2014.

New Colombia Resources, Inc.

By: /s/ John Campo

John Campo, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Campo

President Chief Executive Officer,

April 18, 2014

John Campo

Chief Financial Officer and Director

Date

Title

4