Form 10-Q
period 2014-03-31
NEW COLOMBIA RESOURCES INC
filed 2014-05-20
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2014

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

Yes        .  No  X .

As of May 20, 2014, registrant had outstanding 84,716,809 shares of the registrant's common stock.

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

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of March 31,	As of December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$11,757	$-
Prepaid expenses	362	362
Total Current Assets	12,119	362

Non-Current Assets
Equipment, net	11,217	11,354
Investment in properties	26,139	18,376
Loan receivable	3,500	3,500
Mining rights	100,000	100,000
Deposit	10,000	-
TOTAL ASSETS	$162,975	$133,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$243,383	$256,168
Accounts payable and accrued interest--related parties	215,370	240,007
Short-term convertible debt	47,500	-
Total Current Liabilities	506,253	496,175

Non-Current Liabilities
Make whole liability	562,500	555,000
Total Liabilities	$1,068,753	$1,051,175

Stockholders' Deficit:
Preferred stock $0.001 par value (shares authorized-20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated; 10,000,000 shares issued and outstanding at March 31, 2014 and at December 31, 2013	10,000	10,000
Preferred stock, $0.001 par value (shares authorized-10,000,000; -0- shares undesignated) Series B Convertible: 10,000,000 shares designated; 1,500,000 shares issued and outstanding at March 31, 2014 and at December 31, 2013	1,500	1,500
Common stock $0.001 par value (shares authorized-500,000,000); 84,716,809 shares issued and outstanding at March 31, 2014 and 82,400,142 at December 31, 2013	84,717	82,400
Additional paid-in capital	25,094,309	24,970,866
Deficit accumulated during the development stage	(26,096,304)	(25,982,349)
Total Stockholders’ Deficit	(905,778)	(917,583)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,975	$133,592

See accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			September 20, 2000
			(Inception)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenues
Revenues	$-	$-	$1,728,800

Operating Expenses
Impairment of assets	-	-	225,000
Geology and engineering	-	3,410	68,656
Depreciation expense	669	-	1,815
General and administrative	105,359	67,538	21,962,414

Total Operating Expenses	106,028	70,948	22,257,885

Loss from Operations	(106,028)	(70,948)	(20,529,085)

Financing expenses, net	-	-	3,017,000
Loss on settlement of debt and make whole provision	7,500	223,636	688,679
Interest expense	427	28,923	295,295
Gain on debt restructuring	-	-	(33,622)
Penalty for early extinguishment of debt	-	13,750	30,000
(Gain) loss on derivatives	-	(27,500)	1,569,867

Net Loss	$(113,955)	$(309,757)	$(26,096,304)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding--basic and diluted	83,016,809	77,934,771

See accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended		From September 20, 2000 (Inception) through
	March 31,		March 31,
	2014	2013	2014
CASH FLOWS-OPERATING ACTIVITIES
Net loss for the period	$(113,955)	$(309,757)	$(26,096,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	-	-	225,000
Stock issued for compensation	78,260	16,668	20,501,944
Depreciation expense	669	-	1,815
Loss on settlement of accrued interest	-	-	36,662
Loss on settlement of accrued liabilities	-	25,660	25,660
Loss on settlement of debt and make whole provision	7,500	198,866	630,057
(Gain) loss on derivative liability	-	(27,500)	1,569,867
Amortization of discount on convertible debenture	-	27,500	109,895
Penalty for early extinguishment of third party debt	-	13,750	30,000
Gain on debt restructuring	-	-	(12,988)
Changes in operating assets and liabilities:
Change in prepaid expenses	-	-	(362)
Change in other receivables	-	-	4,558
Change in accounts payable and accrued expenses	9,280	(561)	509,647
Change in accrued expenses and interest--related party	(24,637)	55,524	276,962
Net cash provided by (used in) operating activities	(42,883)	150	(2,187,587)

CASH FLOWS-INVESTING ACTIVITIES
Notes receivable	-	-	(200,000)
Cash paid for investment in properties	(7,763)	-	(26,139)
Cash paid for mining rights	-	-	(45,000)
Purchase of fixed assets	(10,000)	-	(160,000)
Net cash used in investing activities	(17,763)	-	(431,139)

CASH FLOWS-FINANCING ACTIVITIES
Payments on convertible debentures	-	-	(50,489)
Exercise of stock options	-	-	32,000
Receipt of convertible loans	24,903	-	2,009,482
Related parties	-	-	181,000
Issuance of shares for cash	47,500	-	457,490
Capital contributions by officer	-	-	1,000
Net cash provided by financing activities	72,403	-	2,630,483

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,757	150	11,757

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$11,757	$150	$11,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$10,000
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued for subscription receivable	$-	$-	$20,000
Cancellation of common stock	$-	$1,783	$9,913
Common stock issued for conversion of debentures	$-	$-	$851,901
Common stock issued for conversion of preferred stock	$-	$-	$3,500
Common stock issued for accrued salary	$-	$-	$44,240
Common stock issued for purchase of fixed assets	$-	$-	$12,500
Settlement of derivative liabilities through conversion of related notes	$-	$-	$907,367
Settlement of accrued interest through stock issuance	$-	$-	$103,235
Discount from derivative liabilities	$-	$27,500	$107,500
Payable accrued for mining rights	$-	$-	$55,000
Loan proceeds paid directly to service providers	$22,597	$-	$45,097
Write-off of subscription receivable	$-	$-	$60,000
Reclassification of derivative liability to additional paid-in capital	$-	$-	$2,395
Repayments of convertible debt and interest treated as capital contributions	$-	$94,851	$214,803

See the accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of New Colombia Resources, Inc. (“New Colombia Resources” or the “Company”) (formerly VSUS Technologies, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

During the three months ended March 31, 2014, New Colombia Resources, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, New Colombia Resources has experienced recurring losses and had an accumulated deficit of $26,096,304 as of March 31, 2014. These conditions raise substantial doubt as to New Colombia Resources’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if New Colombia Resources is unable to continue as a going concern.

NOTE 3 – DEBT AND RELATED PARTY TRANSACTIONS

On April 14, 2008, the Company signed a loan agreement in which it borrowed an aggregate of $328,000 from Ararat, LLC, a Company owned by a family member of Kyle Gotshalk (a former officer). The note originally matured on December 31, 2012 and carried a 10% interest rate. On November 14, 2012, the Company restructured the debt into a new convertible note, which does not accrue interest. The lender has the right to convert the loan within twenty-four months at a price of $0.30 per share. Any net proceeds from the stock currently held by the lender or by the preferred shareholder which are liquidated within the next twenty-four months will be credited against the loan. At the end of the twenty-four months, the lender has the right to demand stock as payment of the debt at 90% of the bid price for the preceding ten-day weighted average. The lender will not be subject to the floor price of $0.30 after November 15, 2014. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an extension of the maturity date, the modification of the interest rate, and the modification of the conversion price. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as an increase in the principal in the amount of $20,634, resulting in a loss on debt restructuring for that same amount. The resulting derivative liability was reclassified and accounted for as an increase to additional paid-in capital. On March 27, 2013, Ararat, LLC agreed to cancel the entire debt balance in exchange for 1,500,000 preferred B shares of New Colombia Resources. These shares can be exchanged for 1,500,000 common shares within the next 19 months. If, at the end of 19 months, the 1,500,000 common shares have a value less than $600,000, the Company will issue additional shares, which, when added to the aforementioned 1,500,000 shares, will total $600,000 at 90% of the average bid price of the trailing ten days. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an increase in the fair value of the conversion option of more than 10%. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a conversion of principal and accrued interest of $348,634 and $53,290, respectively, a loss on settlement of debt of $198,076, and a related make whole liability of $562,500 was recorded as a provision for the aforementioned 1,500,000 common shares, having a market value of less than $600,000 as of March 31, 2014. At March 31, 2014, the principal balance of the note was $-0-, accrued interest was $-0-, and the make whole provision was $562,500. At December 31, 2013, the principal balance of the note was $-0-, accrued interest was $-0-, and the make whole provision was $555,000.

Third Party Debt

On February 18, 2014, the Company issued a convertible promissory note to a third party in the amount of $47,500.  The note accrues interest at the rate of 8% per annum and has a maturity date of November 20, 2014.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion.  Loan proceeds amounting to $22,597 were paid directly to service providers.  Accrued interest was $427 and $-0- as of March 31, 2014, and December 31, 2013, respectively.

Related Party Transactions

As of March 31, 2014, the accounts payable and accrued liabilities--related parties balance represents of the expenses which were paid directly by and owed to an officer of the Company. As of  March 31,2014, the accrued liabilities and accrued interest-related parties balance was composed of $0 of expenses which were paid directly by and owed to an officer of the Company, $215,099 in accrued salaries and expenses payable to an officer and former officers of the Company and $271 of accrued interest.

NOTE 4 – SHAREHOLDERS' EQUITY

Preferred Stock

There are 20,000,000 shares of authorized preferred stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to the Company’s former Chief Executive Officer for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends. The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25, and ASC 815-10-25, and determined that equity classification was appropriate. As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During the three months ended March 31, 2014, the Company issued an aggregate of 2,316,667 shares. The Company determined the aggregate incremental cost of the share issuance to be $61,592.

Common Stock

During the three months ended March 31, 2014, the Company issued 416,667 common shares to a former officer of the Company for consulting services. The shares were valued at $12,500.

During the three months ended March 31, 2014, the Company sold an aggregate of 1,900,000 common shares to third parties. The aggregate purchase price was $47,500.

Stock Options

During 2011, an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President, as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over three years. For the three months ended March 31, 2014, $4,168 was expensed as stock-based compensation.

The following table summarizes the Company’s stock options:

		Weighted	Aggregate		Weighted Average
	Options	Average Exercise Price	Intrinsic Value	Exercisable	Remaining Life
Balance, December 31, 2013	5,000,000	$0.10	-	4,583,333	No Expiration
Granted
Expired	-	-
Exercised	-	-
Cancelled	-	-
Balance, March 31, 2014	5,000,000	$0.10	-	5,000,000	No Expiration

NOTE 5 - FAIR VALUE MEASUREMENTS

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

Make Whole Liability

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively:

	Fair Value Measurements at and March 31,2014 December 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Make Whole Liability - 2013	$555,000	$-	$-	$555,000
Make Whole Liability - 2014	$562,500	$-	$-	$562,500

NOTE 6 – SUBSEQUENT EVENTS

On April 19, 2014, the Company entered into an advisory services agreement with an individual third party, in which the individual will join the Company’s scientific advisory board commencing on April 19, 2014 and for a period of two (2) years. Compensation will be in the form of issuance of 250,000 shares of the Company’s common stock.

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

We are a development stage enterprise. To-date, we have incurred significant losses from operations, and at March 31, 2014, had an accumulated deficit of approximately $26 million. At March 31, 2014, we had $11,757 of cash and cash equivalents. In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

For the Period from Inception (September 20, 2000) Through March 31, 2014

The Company has generated $1,728,800 in revenue since Inception on September 20, 2000 through March 31, 2014.

Operating expenses from September 20, 2000 through March 31, 2014 were $22,257,885. The major components of the operating expenses include geology and engineering fees, impairment of assets, and general and administrative expenses.

For the period from September 20, 2000 through March 31, 2014the Company’s net loss was $26,096,304.

The Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue was $-0- for the three months ended March 31, 2014 and 2013.

General and administrative expenses increased to $105,359 for the three months ended March 31, 2014 compared with $67,538 for the three months ended March 31, 2013. The increase was primarily due to the incremental value given to the preferred shareholder upon additional issuances of common shares charged to expense during 2014.

Net loss decreased to $113,955 for the three months ended March 31, 2014 from $309,757 for the three months ended March 31, 2013 due primarily to loss on settlement of debt in 2013.

Liquidity and Capital Resources

Our cash and cash equivalents balance at March 31, 2014 was $11,757 as compared to $-0- at December 31, 2013.

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

Cash Flow Information For The Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Cash flows used in operating activities was $42,883 for the three months ended March 31, 2014 as compared to cash flows provided by operating activities of $150 for the three months ended March 31, 2013.

Cash flows used in investing activities was $17,763 for the three months ended March 31, 2014 as compared to $-0- for the three months ended March 31, 2013.

Cash flows provided by financing activities was $72,403 for the three months ended March 31, 2014 as compared to $-0- for the three months ended March 31, 2013.

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

During the three months ended March 31, 2014, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt and equity financing. In addition to negative cash flows from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $26 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities for the three months ended March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

* Previously filed with Form S-1 Registration Statement

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2014.

New Colombia Resources, Inc.

By: /s/ John Campo

John Campo, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Campo

John Campo

Title President, and Director

Date November 19, 2013