Form 10-Q
period 2014-06-30
NEW COLOMBIA RESOURCES INC
filed 2014-08-14
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2014

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

Yes        .  No  X .

As of August 14, 2014, registrant had outstanding 96,216,809 shares of the registrant's common stock.

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

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013

ASSETS

Current Assets
Cash and cash equivalents	$17,332	$-
Prepaid expenses	362	362
Total Current Assets	17,694	362

Non-Current Assets
Equipment, net of accumulated depreciation of $2,484 and $1,146, respectively	10,548	11,354
Investment in properties	31,404	18,376
Loan receivable	3,500	3,500
Mining rights	100,000	100,000
Other assets	40,000	-
TOTAL ASSETS	$203,146	$133,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$236,298	$256,168
Accounts payable and accrued interest--related parties	193,348	240,007
Short-term convertible debt	118,915	-
Derivative liability	62,167	-
Total Current Liabilities	610,728	496,175

Non-Current Liabilities
Make whole liability	583,500	555,000
Total Liabilities	$1,194,228	$1,051,175

Stockholders' Deficit:
Preferred stock $0.001 par value (shares authorized-20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated; 10,000,000 shares issued and outstanding at June 30, 2014 and at December 31, 2013	10,000	10,000
Preferred stock, $0.001 par value (shares authorized-10,000,000; -0- shares undesignated) Series B Convertible: 10,000,000 shares designated; 1,500,000 shares issued and outstanding at June 30, 2014 and at December 31, 2013	1,500	1,500
Common stock $0.001 par value (shares authorized-500,000,000); 89,966,809 shares issued and outstanding at June 30, 2014 and 82,400,142 at December 31, 2013	89,967	82,400
Additional paid-in capital	25,224,932	24,970,866
Deficit accumulated	(26,317,481)	(25,982,349)
Total Stockholders’ Deficit	(991,082)	(917,583)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$203,146	$133,592

See accompanying notes to the unaudited consolidated financial statements

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues
Revenues	$-	$-	$-	$-

Operating Expenses
Geology and engineering	15,512	49,794	15,512	53,204
Depreciation expense	669	-	1,338	-
General and administrative	141,917	297,091	247,276	364,629

Total Operating Expenses	158,098	346,885	264,126	417,833

Loss from Operations	(158,098)	(346,885)	(264,126)	(417,833)

Loss on settlement of debt and make whole provision	21,000	97,191	28,500	320,827
Interest expense	51,162	10,451	51,589	39,374
Penalty for early extinguishment of debt	-	-	-	13,750
Gain on derivatives	(9,083)	(10,000)	(9,083)	(37,500)

Net Loss	$(221,177)	$(444,527)	$(335,132)	$(754,284)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	(0.01)

Weighted average number of shares outstanding--basic and diluted	86,148,128	78,455,233	84,591,118	78,196,440

See accompanying notes to the unaudited consolidated financial statements

NEW COLOMBIA RESOURCES INC

(FORMERLY VSUS TECHNOLOGIES INC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS-OPERATING ACTIVITIES
Net loss for the period	$(335,132)	$(754,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	-	-
Stock issued for compensation	173,966	261,834
Option expense	4,167	-
Depreciation expense	1,338	-
Loss on settlement of accrued liabilities	-	25,660
Loss on settlement of debt and make whole provision	28,500	320,827
Gain on derivative liability	(9,083)	(37,500)
Amortization of discount on convertible debenture	23,415	37,500
Penalty upon loan default	23,750	-
Penalty for early extinguishment of third party debt	-	13,750
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	38,727	(26,490)
Change in accrued expenses and interest--related party	(46,659)	69,151
Net cash used in operating activities	(97,011)	(89,552)

CASH FLOWS-INVESTING ACTIVITIES
Cash paid for investment in properties	(13,028)	-
Purchase of equipment	(532)	-
Cash paid for deposit	(40,000)	-
Net cash used in investing activities	(53,560)	-

CASH FLOWS-FINANCING ACTIVITIES
Receipt of convertible loans	84,403	-
Issuance of shares for cash	83,500	90,000
Net cash provided by financing activities	167,903	90,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,332	448

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$17,332	$448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for subscription receivable	$-	$20,000
Cancellation of common stock	$-	$1,783
Common stock issued for conversion of debentures	$-	$45,000
Common stock issued for accrued salary	$-	$44,240
Discount from derivative liabilities	$71,250	$37,500
Loan proceeds paid directly to service providers	$58,597	$-
Repayments of convertible debt and interest treated as capital contributions	$-	$94,851

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

The Company has limited operations and is considered to be in the development stage. During the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2 – GOING CONCERN

During the six months ended June 30, 2014, New Colombia Resources, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, New Colombia Resources has experienced recurring losses and had an accumulated deficit of $26,317,481 as of June 30, 2014. These conditions raise substantial doubt as to New Colombia Resources’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if New Colombia Resources is unable to continue as a going concern.

NOTE 3 – DEPOSIT

On March 20, 2014, the Company signed an agreement with a third party to purchase machinery. In accordance with the agreement, the Company will be paying agreed amounts over a specified period starting from March 2014 to January 2015, totaling to $320,000.  As of June 30, 2014, the Company has paid $40,000 to the third party and is reflected a deposit in the Company’s balance sheet at June 30, 2014.

NOTE 4 – DEBT AND RELATED PARTY TRANSACTIONS

On April 14, 2008, the Company signed a loan agreement in which it borrowed an aggregate of $328,000 from Ararat, LLC, a Company owned by a family member of Kyle Gotshalk (a former officer). The note originally matured on December 31, 2012 and carried a 10% interest rate. On November 14, 2012, the Company restructured the debt into a new convertible note, which does not accrue interest. The lender has the right to convert the loan within twenty-four months at a price of $0.30 per share. Any net proceeds from the stock currently held by the lender or by the preferred shareholder which are liquidated within the next twenty-four months will be credited against the loan. At the end of the twenty-four months, the lender has the right to demand stock as payment of the debt at 90% of the bid price for the preceding ten-day weighted average. The lender will not be subject to the floor price of $0.30 after November 15, 2014. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an extension of the maturity date, the modification of the interest rate, and the modification of the conversion price. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as an increase in the principal in the amount of $20,634, resulting in a loss on debt restructuring for that same amount. The resulting derivative liability was reclassified and accounted for as an increase to additional paid-in capital. On March 27, 2013, Ararat, LLC agreed to cancel the entire debt balance in exchange for 1,500,000 preferred B shares of New Colombia Resources. These shares can be exchanged for 1,500,000 common shares within the next 19 months. If, at the end of 19 months, the 1,500,000 common shares have a value less than $600,000, the Company will issue additional shares, which, when added to the aforementioned 1,500,000 shares, will total $600,000 at 90% of the average bid price of the trailing ten days. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an increase in the fair value of the conversion option of more than 10%. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a conversion of principal and accrued interest of $348,634 and $53,290, respectively, a loss on settlement of debt of $198,076, and a related make whole liability of $583,500 was recorded as a provision for the aforementioned 1,500,000 common shares, having a market value of less than $600,000 as of June 30, 2014. At June 30, 2014, the principal balance of the note was $-0-, accrued interest was $-0-, and the make whole provision was $583,500. At December 31, 2013, the principal balance of the note was $-0-, accrued interest was $-0-, and the make whole provision was $555,000.  During the six-month ended June 30, 2014, the Company recorded a loss on make whole provision of $28,500.

Third Party Debt

On February 18, 2014, the Company issued a convertible promissory note to a third party in the amount of $47,500.  The note accrues interest at the rate of 8% per annum and has a maturity date of November 20, 2014.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion.  Loan proceeds amounting to $22,597 were paid directly to service providers. Starting on April 16, 2014, the Company is in default under this Note. The principal amount was increased by 50% to the sum of $71,250. Accrued interest was $3,925 and $-0- as of June 30, 2014, and December 31, 2013, respectively. For the six month ended June 30, 2014, the amortized discount from this convertible note is $23,415.

On April 24, 2014, the Company issued a convertible promissory note to a third party in the amount of $42,500. The note accrues interest at the rate of 8% per annum and has a maturity date of January 28, 2015.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion. Loan proceeds amounting to $25,500 were paid directly to service providers. Accrued interest was $382 and $-0- as of June 30, 2014, and December 31, 2013, respectively.

On June 16, 2014, the Company issued a convertible promissory note to a third party in the amount of $53,000. The note accrues interest at the rate of 8% per annum and has a maturity date of March 18, 2015.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion. Loan proceeds amounting to $10,500 were paid directly to service providers. Accrued interest was $116 and $-0- as of June 30, 2014, and December 31, 2013, respectively.

	Note dated
	February 18, 2014	Note dated April 24, 2014	Note dated June 16, 2014
Cash received	$24,903	$17,000	$42,500
Loan proceeds paid directly to service provides	22,597	25,500	10,500
Total face amount	47,500	42,500	53,000
Default amount	23,750	-	-
Total amount	71,250	42,500	53,000
Less: Unamortized discount	(47,835)	-	-
Total convertible note, net	$23,415	$42,500	$53,000

Related Party Transactions

As of June 30, 2014, the accounts payable and accrued liabilities-related parties balance represents expenses which were paid directly by and owed to an officer of the Company. As of  June 30,2014, the accrued liabilities and accrued interest-related parties balance was composed of $2,000 of expenses which were paid directly by and owed to an officer of the Company, $191,077 in accrued salaries and expenses payable to an officer and former officers of the Company and $271 of accrued interest.

NOTE 5 – SHAREHOLDERS' EQUITY

Preferred Stock

There are 20,000,000 shares of authorized preferred stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to the Company’s former Chief Executive Officer for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends. The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25, and ASC 815-10-25, and determined that equity classification was appropriate. As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During the six months ended June 30, 2014, the Company issued an aggregate of 7,566,667 shares. The Company determined the aggregate incremental cost of the share issuance to be $146,966.

Common Stock

During the six months ended June 30, 2014, the Company issued 1,666,667 common shares to a former officer of the Company for consulting services. The shares were valued at $25,000.

During the six months ended June 30, 2014, the Company issued 250,000 common shares to a third party for consulting services. The shares were valued at $2,000.

During the six months ended June 30, 2014, the Company sold an aggregate of 5,650,000 common shares to third parties. The aggregate purchase price was $83,500.

Stock Options

During 2011, an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President, as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over three years. For the six months ended June 30, 2014, $4,167 was expensed as stock-based compensation.

The following table summarizes the Company’s stock options:

		Weighted	Aggregate		Weighted Average
	Options	Average Exercise Price	Intrinsic Value	Exercisable	Remaining Life
Balance, December 31, 2013	5,000,000	$0.10	-	4,583,333	No Expiration
Granted
Expired	-	-
Exercised	-	-
Cancelled	-	$-
Balance, June 30, 2014	5,000,000	$0.10	-	5,000,000	No Expiration

NOTE 6 - FAIR VALUE MEASUREMENTS

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

Make Whole Liability

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively:

	Fair Value Measurements at June 30 ,2014 December 31, 2013
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Make Whole Liability - 2013	$555,000	$-	$-	$555,000
Make Whole Liability - 2014	$583,500	$-	$-	$583,500
Derivative liability - convertible note	$-	$-	$62,167	$62,167

NOTE 7 – Derivative Liabilities

Asher Convertible Notes

On February 18, 2014, the Company issued a convertible promissory note to a third party in the amount of $47,500.  The note accrues interest at the rate of 8% per annum and has a maturity date of November 20, 2014.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion.  Loan proceeds amounting to $22,597 were paid directly to service providers. Starting on April 16, 2014, the Company is in default under this Note. The principal amount was increased by 50% to the sum of $71,250. The Company analyzed these conversion options, and determined that these instruments should be classified as liabilities and recorded at fair value due to there being no explicit limit as to the number of shares to be delivered upon settlement of the aforementioned conversion options.

The note became convertible on April 21, 2014 and the fair value of these derivatives was $98,767 and the initial loss of $27,517 was recognized. On June 30, 2014, the fair value of these derivatives was $62,167 and the change in fair value of $36,600 during the period ended June 30, 2014 was recognized as gain on derivative liabilities. For the six months ended June 30, 2014, the net gain on derivative was $9,083.

The fair value of the derivative liability related to the conversion option of the convertible note has been estimated as of June 30, 2014 and initial measurement date, respectively, using the Black-Scholes option pricing model, under the following assumptions:

	June 30, 2014	Initial
Common stock issuable upon conversion	10,250,682	6,318,984
Estimated market value of common stock on measurement date	$0.011	$0.023
Exercise price	$0.0073	$0.0113
Risk free interest rate	0.07%	0.06%
Expected dividend yield	0%	0%
Expected volatility	182%	186%
Expected exercise term in years	0.40 years	0.59 years

The following tables set forth the changes in the fair value measurements of our Level 3 derivative liabilities during the six months ended June 30, 2014:

	December 31, 2013	Initial recognition	Increase (Decrease) in Fair Value of Derivative Liability	June 30, 2014
Derivative liability – convertible note	$ -	$ 98,767	$ (36,600)	$ 62,167

NOTE 8 – SUBSEQUENT EVENTS

On July 25, 2014, the Company entered into an agreement with Jose A. Ramirez, in which Mr. Ramirez will serve as a Company director commencing on July 25, 2014 and for a period of one (1) year. Compensation will be in the form of issuance of 250,000 shares of the Company’s common stock.

On July 28, 2014, the Company issued a convertible promissory note to a third party in the amount of $32,250.  .The note accrues interest at the rate of 8% per annum and has a maturity date of April 28, 2015.  The note is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 25 days preceding the date of conversion. Loan proceeds amounting to $5,250 were paid directly to service providers.

The Company sold an aggregate of 6,000,000 common shares to third parties at $0.006 per share. The aggregate purchase price was $36,000.

On July 17, 2014, the Company entered into an agreement with a third party wherein, for a consideration of $1,000, the third party will be entitled to purchase shares of the Company’s common stock at $0.006 per share for a period of 60 days from the date of the agreement, up to a total investment of $300,000.  Upon reaching the total investment of $300,000, the third party has the option to purchase shares of the Company’s common stock at a price equal to 50% of the trading price for 10 days prior to any funding up a total investment of $200,000 worth of common stock.

The Company has received the $1,000 option consideration and also received proceeds of $10,000 for an aggregate of 1,666,666 at $0.006 per share.

On August 13, 2014, the Company repaid in full the convertible promissory note dated February 18, 2014 totaling to a pay-off amount of $65,916.

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

To date, we have incurred significant losses from operations, and at June 30, 2014, had an accumulated deficit of approximately $26 million. At June 30, 2014, we had $17,332 of cash and cash equivalents. At June 30, 2014, we had $17,332 in cash and cash equivalents.  In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenue was $-0- for the three months ended June 30, 2014 and 2013.

Operating Expenses for the three month period ended June 30, 2014 were $158,098, which compares to operating expenses of $346,885 for the three month period ended June 30, 2013. The decrease in our operating expenses for the three month period ended June 30, 2014 was primarily due to a significant decrease in our general and administrative expenses as well as our geology and engineering expenses.

Net loss decreased to $221,177 for the three months ended June 30, 2014 from $444,527 for the three months ended June 30, 2013 due primarily to loss on settlement of debt in 2013.

The Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue was $-0- for the six months ended June 30, 2014 and 2013.

Operating Expenses for the six month period ended June 30, 2014 were $264,126, which compares to operating expenses of $417,833 for the six month period ended June 30, 2013. The decrease in our operating expenses for the six month period ended June 30, 2014 was primarily due to a significant decrease in our general and administrative expenses as well as our geology and engineering expenses.

Net loss decreased to $335,132 for the six months ended June 30, 2014 from $754,284 for the six months ended June 30, 2013 due primarily to loss on settlement of debt in 2013.

Liquidity and Capital Resources

Our cash and cash equivalents balance at June 30, 2014 was $17,332 as compared to $-0- at December 31, 2013.

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

Cash Flow Information For The Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Cash flows used in operating activities was $97,011 for the six months ended June 30, 2014 as compared to cash flows used in operating activities of $89,552 for the six month period ended June 30, 2013.

Cash flows used in investing activities was $53,560 for the six months ended June 30, 2014 as compared to $-0- for the six months ended June, 2013.

Cash flows provided by financing activities was $167,903 for the six months ended June 30, 2014 as compared to $90,000 for the six months ended June 30, 2013.

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

During the six months ended June 30, 2014, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt and equity financing. In addition to negative cash flows from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $26 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

There were no sales of unregistered securities for the three months ended June 30, 2014.

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

* Previously filed with Form S-1 Registration Statement

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2014.

New Colombia Resources, Inc.

By: /s/ John Campo

John Campo, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Campo

President, and Director

August 14, 2014