Form 10-Q
period 2014-09-30
NEW COLOMBIA RESOURCES INC
filed 2014-11-20
CIK 772370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

  X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file No. 333-51274

NEW COLOMBIA RESOURCES INC

 (Exact name of registrant as specified in its charter)

DELAWARE	43-2033337
(State or other jurisdiction of incorporation or organization)	IRS Identification Number

251 174th Street # 816

Sunny Isles Beach , FL 33160

(Address of principal executive offices, including zip code)

(410) 236-8200

 (Telephone number, including area code)

Securities registered under Section 12(b) of the Act: None	Securities registered under Section 12(g) of the Act: None

Indicate by check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes  X . No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X ..  No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       .  No   X ..

As of November 19, 2014, registrant had outstanding 121,794,512 shares of the registrant's common stock.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

CONTENTS

Part I – Financial Information

3

Item 1. Financial Statements

3

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

18

Item 4. Controls and Procedures

18

Item 4T. Controls and Procedures

18

Part II – Other Information

19

Item 1. Legal Proceedings

19

Item 1A. Risk Factors

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3. Defaults Upon Senior Securities

19

Item 5. Other Information

19

Item 6. Exhibits

19

SIGNATURES

20

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

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

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
ASSETS	2014	2013
Current Assets
Cash and cash equivalents	$30,948	$-
Prepaid expenses and other current assets	362	362
Total Current Assets	31,310	362

Non-Current Assets
Equipment, net of accumulated depreciation of $3,153 and $1,146, respectively	9,879	11,354
Investment in properties	61,944	18,376
Investment in subsidiary	11,660	-
Loan receivable – related party	3,500	3,500
Mining rights	100,000	100,000
Other assets - deposits	40,000	-
TOTAL ASSETS	$258,293	$133,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$154,058	$256,168
Accounts payable and accrued interest--related parties	41,755	240,007
Other liability	660,000	-
Short-term convertible debt	190,250	-
Total Current Liabilities	1,046,063	496,175

Non-Current Liabilities

Make whole liability	-	555,000

Total Liabilities	1,046,063	1,051,175

Stockholders' Deficit:
Preferred stock $0.001 par value (shares authorized-20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated; 10,000,000 shares issued and outstanding at September 30, 2014 and at December 31, 2013	10,000	10,000
Preferred stock, $0.001 par value (shares authorized-10,000,000; -0- shares undesignated) Series B Convertible: 10,000,000 shares designated; 1,500,000 shares issued and outstanding at September 30, 2014 and at December 31, 2013	2,500	1,500
Common stock $0.001 par value (shares authorized-500,000,000); 106,508,476 shares issued and outstanding at September 30, 2014 and 82,400,142 at December 31, 2013	106,842	82,400
Additional paid-in capital	25,795,052	24,970,866
Deficit accumulated	(26,713,187)	(25,982,349)
Total Stockholders’ Equity of New Columbia Resources, Inc.	(798,793)	(917,583)

Non-controlling interest	(11,023)	-
Total Stockholders’ Equity Deficit	(787,770)	(917,583)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$258,293	$133,592

See accompanying notes to the unaudited consolidated financial statements

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues
Operating Expenses
Geology and engineering	$13,300	$1,112	$28,812	$54,316
Royalty expense	105,000	-	105,000	-
Depreciation expense	669	521	2,007	521
General and administrative	352,734	153,949	600,010	518,577
Total Operating Expenses	471,703	155,582	735,829	573,414

Loss from Operations	(471,703)	(155,582)	(735,829)	(573,414)

(Gain) loss on settlement of debt	(77,162)	-	(48,662)	320,827
Interest expense	52,309	-	103,898	39,374
Penalty for early extinguishment of debt	-	-	-	13,750
Gain on derivatives	(62,167)	-	(71,250)	(37,500)
Net Loss	$(384,683)	$(155,582)	$(719,815)	$(909,865)
Net loss attributable to non-controlling interest	11,023	-	11,023	-
Net loss attributable to New Columbia Resources, Inc.	$(395,706)	$(155,582)	$(730,838)	$(909,865)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of shares outstanding-basic and diluted	99,297,425	81,374,145	91,016,870	79,358,290

See accompanying notes to the unaudited consolidated financial statements

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS-OPERATING ACTIVITIES
Net loss for the period	$(730,838)	$(909,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation	435,496	397,208
Depreciation expense	2,007	521
Loss on settlement of accrued liabilities	-	25,660
(Gain) loss on settlement of make whole liability and/ or debt	(58,884)	295,267
(Gain) on derivative liability	(71,250)	(37,500)
Amortization of discount on convertible debenture	71,250	37,500
Royalty expense	105,000	-
Penalty upon loan default	23,750	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	76,237	(4,220)
Penalty for early extinguishment of third party debt	-	13,750
Accrued expenses and interest--related party	(54,320)	59,239
NET CASH USED IN OPERATING ACTIVITIES	(201,552)	(122,540)

CASH FLOWS-INVESTING ACTIVITIES
Cash paid for investment in properties	(43,568)	(2,500)
Purchase of fixed assets	(532)	-
Cash investment in subsidiary	(11,660)	-
Cash paid for deposit	(40,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(95,760)	(2,500)

CASH FLOWS-FINANCING ACTIVITIES
Payment on convertible debentures	(65,916)	-
Proceeds received on notes payable	165,653	-
Contribution	50,000	-
Issuance of shares for cash	167,500	135,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	317,237	135,000

Non controlling interest	11,023	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,948	9,960

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS-END OF PERIOD	$30,948	$9,960

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Preferred stock issued for accrued expenses- related party	$143,932	$-
Debt discount	$71,250	$-
Preferred stock issued for accounts payable and accruals	$52,700	$-
Reclass of make whole liability	$555,000	$-
Loan proceeds paid directly to services providers	$72,067	$-
Common stock issued for subscription receivable	$-	$10,000
Cancellation of common stock	$-	$1,783
Common stock issued for conversion of debentures	$-	$45,000
Common stock issued for accrued salary	$-	$44,340
Discount from derivative liabilities	$-	$37,500
Common stock issued for purchase of fixed assets	$-	$12,500
Repayments of convertible debt and interest treated as capital contributions	$-	$94,851

See the accompanying notes to the unaudited consolidated financial statements

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of New Colombia Resources, Inc. (“New Colombia Resources” or the “Company”) (formerly VSUS Technologies, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s 2013 Annual Report on Form 10-K filed with the SEC on April 16, 2014. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K have been omitted.

The Company has limited operations and is considered to be in the development stage. During the quarter ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Effective July 2, 2014, the Company was granted a 51% interest in the Columbian mining company Compania Minera San Jose Ltda. (“Cia Minera San Jose Ltda.”) for no consideration, but, for the proportionate share assumption of future and subsequent liability for the expenses and obligations of Cia Minera San Jose Ltda.  The Company is required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. The Company is also required to report its non-controlling interests as a separate component of equity. During the three and nine months ended September 30, 2014, the Company recorded a net loss allocable to non-controlling interests of $11,023, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").  U.S. GAAP represents a comprehensive set of accounting and disclosure rules and requirements.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, however, in the past the estimates and assumptions have been materially accurate and have not required any significant changes. Should we experience significant changes in the estimates or assumptions that would cause a material change to the amounts used in the preparation of our financial statements, material quantitative information will be made available to investors as soon as it is reasonably available.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management has made significant estimates related to the fair value of shares issued for mineral acquisitions; the fair value of derivative liabilities; stock-based payments; and contingencies.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If we do not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs, including related property and equipment costs. To determine if capitalized costs are in excess of their recoverable amount, periodic evaluation of the carrying value of capitalized costs and any related property and equipment costs are performed based upon expected future cash flows and/or estimated salvage value.

Fair Value Measurements

As defined in FASB ASC Topic No. 820 - 10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 - 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

As required by FASB ASC Topic No. 820 - 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Non-Controlling Interests

We are required to report our non-controlling interests as a separate component of shareholders’ equity. We are also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to our shareholders separately in our consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis.

NOTE 3 – ACQUISTION OF A MAJORITY INTEREST IN A SUBSIDIARY

On March 3, 2014, the Company was granted a 51% interest in the Columbian mining entity, Compania Minera San Jose Ltda. (“Cia Minera San Jose Ltda.”) for no consideration, but, assumption of future liabilities and expenses for which Cia Minera San Jose Ltda. would incur.  The Company agreed to the acceptance of the ownership, receiving 51%, or 6,120 shares, of the common stock of Cia San Jose Ltda., consolidating the assets and liabilities, of the Cia Minera San Jose Ltda. as a subsidiary, reporting non-controlling interest as a separate component of shareholders’ equity and allocating the portion of consolidated net income allocable to non-controlling interest separately in the Company’s consolidated statement of operations.

NOTE 4 – GOING CONCERN

During the nine months ended September 30, 2014, New Colombia Resources, Inc. has not generated any revenue and therefore has been unable to generate cash flows sufficient to support its operations and has been dependent on debt and equity financing. In addition to negative cash flow from operations, New Colombia Resources has experienced recurring losses and had an accumulated deficit of $26,713,187 as of September 30, 2014. These conditions raise substantial doubt as to New Colombia Resources’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if New Colombia Resources is unable to continue as a going concern.

NOTE 5 – DEPOSIT

On March 20, 2014, the Company signed an agreement with a third party to purchase machinery. In accordance with the agreement, the Company will be paying agreed amounts over a specified period starting from March 2014 to January 2015, totaling to $320,000.  As of September 30, 2014, the Company has paid $40,000 to the third party which is reflected as deposit in the Company’s balance sheet at September 30, 2014.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

NOTE 6 – DEBT AND RELATED PARTY TRANSACTIONS

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

On March 27, 2013, Ararat, LLC agreed to cancel the entire debt balance in exchange for 1,500,000 preferred B shares of New Colombia Resources. These shares can be exchanged for 1,500,000 common shares within the next 19 months. If, at the end of 19 months, the 1,500,000 common shares have a value less than $600,000, the Company will issue additional shares, which, when added to the aforementioned 1,500,000 shares, will total $600,000 at 90% of the average bid price of the trailing ten days. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an increase in the fair value of the conversion option of more than 10%. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a conversion of principal and accrued interest of $348,634 and $53,290, respectively, a loss on settlement of debt of $198,076, and a related make whole liability of $583,500 was recorded as a provision for the aforementioned 1,500,000 common shares having a market value of less than $600,000 as of June 30, 2014.

On September 11, 2014, the Company and Ararat, LLC entered into the Amended of the Debt Settlement Agreement and Royalty Agreement, (the “Ararat Debt Settlement Agreement”) which supersedes and replaces the Debt Settlement Agreement dated March 27, 2013.  The Ararat Debt Settlement Agreement provided for the resolution of all debt and mutual release of all liabilities between the Company and Ararat for future Royalty interest payments totaling $660,000 from the sales of future production from certain gravel and coal mines held by the Company, of which $80,000 must be received by Ararat, LLC by December 31, 2014.  Should the Company fail to remit the $80,000 by December 31, 2014, Ararat, LLC will retain its rights to convert the Preferred stock shares pursuant to the agreements dated, November 114, 2012 and March 27, 2013.  Should Ararat, LLC fail to convert its shares prior to November 15, 2015, pursuant to the Debt Settlement Agreement and Royalty Agreement, Ararat, LLC will relinquish all rights to do so thereafter.

As a result of the above Debt Settlement Agreement and Royalty Agreement, the Company reversed the Make Whole Liability of $585,750 and recognized a current liability of $660,000 for the effective elimination of the obligation to fulfill requirements under the Make Whole Liability obligation. The Company recognized $105,000 in royalty expense related to the amended agreement during the quarter. See Note 6, Fair Value Measurements, for further details regarding the Make Whole Liability.

Third Party Debt

On February 18, 2014, the Company issued a convertible promissory note to a third party in the amount of $47,500.  The note accrues interest at the rate of 8% per annum and has a maturity date of November 20, 2014.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion.  Loan proceeds amounting to $22,597 were paid directly to service providers. Starting on April 16, 2014, the Company is in default under this Note. The principal amount was increased by 50% to the sum of $71,250. In August 2014, the Company settled the repayment of this note with the lender, repaying principal and accrued interest of $65,916 and recognizing a gain on settlement of debt is $11,106. As of September 30, 2014, this note has been fully settled, repaid and terminated.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

On April 24, 2014, the Company issued a convertible promissory note to a third party in the amount of $42,500. The note accrues interest at the rate of 8% per annum and has a maturity date of January 28, 2015.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion. Loan proceeds amounting to $25,500 were paid directly to service providers. Accrued interest was $1,230 as of September 30, 2014.

On June 16, 2014, the Company issued a convertible promissory note to a third party in the amount of $53,000. The note accrues interest at the rate of 8% per annum and has a maturity date of March 18, 2015.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion. Loan proceeds amounting to $10,500 were paid directly to service providers. Accrued interest was $1,173 as of September 30, 2014.

On July 28, 2014, the Company issued a convertible promissory note to a third party in the amount of $32,250. The note accrues interest at the rate of 8% per annum and has a maturity date of April 28, 2015. The default interest rate is 22%. The note is convertible after 180 days from the date of issuance at 55% of the average lowest two-day trading price of common stock during the 25 days preceding the date of conversion. Loan proceeds amounting to $5,250 were paid directly to service providers. Accrued interest was $452 as of September 30, 2014.

On September 5, 2014, the Company issued a convertible promissory note to a third party in the amount of $37,500. The note accrues interest at the rate of 8% per annum and has a maturity date of June 9, 2014. The note is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion. Loan proceeds amounting to $11,000 were paid directly to service providers. Accrued interest was $205 as of September 30, 2014.

On September 24, 2014, the Company issued a convertible promissory note to a third party in the amount of $25,000. The note accrues interest at the rate of 8% per annum and has a maturity date of September 24, 2015. The note is convertible into common stock at discount of 50% at maturity. Loan proceeds amounting to $2,500 were paid directly to service providers. Accrued interest was $66 as of September 30, 2014.

	Note dated February 18, 2014	Note dated April 24, 2014	Note dated June 16, 2014	Note dated July 28, 2014	Note dated September 5, 2014	Note dated September 18, 2014	Notes as of September 30, 2014
Cash received	24,903	17,000	42,500	27,000	26,500	22,500	165,653
Loan proceeds paid directly to service providers	22,597	25,500	10,500	5,250,	11,000	2,500	72,097
Total face amount	47,500	42,500	53,000	32,250	37,500	25,000	237,750
Default amount	23,750	-	-	-	-	-	-
Total amount	71,250	42,500	53,000	32,250	37,500	25,000	237,750
Payment	(65,916)	-	-	-	-	-	(65,916)
Penalty	-	-	-	-	-	-	23,750
Gain on settlement of the note	(11,106)	-	-	-	-	-	(5,334)
Lees: Unamortized discount	-	-	-	-	-	-	-
Total convertible note, net	-	42,500	53,000	32,250	37,500	25,000	190,250

Related Party Transactions

As of September 30, 2014, the accounts payable and accrued liabilities-related parties balance represents expenses which were primarily paid directly to current and former officers of the Company. As of September 30, 2014, the accrued liabilities and accrued interest-related parties balance was composed of $55,855 in accrued salaries and expenses payable to the Company’s current Chief Executive Officer.  Additionally, on September 22, 2014, the Company issued 78,856 shares of Preferred Series B Stock for related party obligations to the Company current Chief Executive Officer for obligations salaries and services provided during the nine months ended September 31, 2014, pursuant to the officer’s employment agreement.

On September 29, 2014, the Company entered in a Royalty Agreement with its Chief Executive Officer and Director, Mr. Campo.  Pursuant to the Royalty Agreement the Company received $50,000 in cash as a contribution, and provided to Mr. Campo guaranteed royalty payments for a period of 60 months beginning the first month of production of assets from certain properties in Columbia held by the Company. There has been no production as of September 30, 2014.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

Note 7 – Shareholders’ Equity

Preferred Stock Series A

There are 20,000,000 shares of authorized preferred stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to the Company’s former Chief Executive Officer for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends. The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25, and ASC 815-10-25, and determined that equity classification was appropriate. As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During the nine months ended September 30, 2014, the Company issued an aggregate of 7,566,667 shares. The Company determined the aggregate incremental cost of the share issuance to be $388,303.

Preferred Stock Series B

During 2013, the Company issued 1,500,000 Preferred Series B shares and a make whole agreement in exchange for the cancellation of an Ararat, LLC debt balance of $401,924. The shares are convertible into 1,500,000 shares of common stock within 19 months of issuance of the preferred stock. The make whole liability guarantees the holder value of $600,000 resulting in a make whole liability at December 31, 2013 of $555,000. At issuance, the shares were valued at $68,850 and when combined with the make whole liability of $555,000, a resulting loss on settlement of debt amounting to $221,926 was recognized. The $68,850 is included in the loss on settlement of debt in the statement of stockholders deficit as of December 31, 2013.  See Note 6 – Fair Value Measurements and Note 4 – Debt and Related Party Transactions regarding further details related to the make whole liability obligations.

On September 22, 2014, the Company issued 1,000,492 shares of Preferred Series B Stock to certain employees, vendors and related parties for services and to settle $250,183 of liabilities for such services.  The Preferred Series B Stock granted can be converted into legend free common stock any time after December 10, 2014.  Upon conversion, the holder shall be entitled to ten shares of common stock for every one share of Preferred Series B Stock converted.  Additionally, each respective individual holder granted Preferred Series B Stock, in settlement of the Company’s obligations, is limited to not converting more than $12,000 worth of common stock in any single fiscal quarter commencing after December 1, 2014.

As a result of this settlement of liabilities and the exchange of Preferred Series B Stock, the Company reduced the related liabilities of each recipient of the shares, recognizing an increase of $1,000 in the par value of its Preferred Series B Stock, a gain of $53,550 on the settlement of liabilities, with a $195,633 increase additional paid in capital.

A total of 687,000 shares of Preferred Series B Stock was issued to certain vendors for services totaling $171,810, a total of 234,636 shares of Preferred Series B Stock was issued to the Company’s former Chief Executive Officer pursuant to the terms of his employment agreement for services totaling $171,810, and 78,856 shares of Preferred Series B Stock for related party obligations to the Company current Chief Executive Officer.  See Note 4 – Debt and Related Party Transactions for further details regarding settlement of related party transactions.

Common Stock

During the nine months ended September 30, 2014, the Company issued 2,708,334 common shares to a former officer of the Company for consulting services. The shares were valued at $37, 500.

During the nine months ended September 30, 2014, the Company issued 500,000 common shares to a third party for consulting services. The shares were valued at $4,525.

During the nine months ended September 30, 2014, the Company sold an aggregate of 21,233,334 common shares to third parties. The aggregate purchase price was $167,500.

Stock Options

During 2011, an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President, as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over three years. For the nine months -ended September 30, 2014, $4,167 was expensed as stock-based compensation.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

The following table summarizes the Company’s stock options:

		Weighted	Aggregate		Weighted Average
	Options	Average Exercise Price	Intrinsic Value	Exercisable	Remaining Life
Balance, December 31, 2013	5,000,000	$0.10	-	4,583,333	No Expiration
Granted
Expired	-	-	-
Exercised	-	-	-
Cancelled	-	$-	-
Balance, September 30, 2014	5,000,000	$0.10	-	5,000,000	No Expiration

Note 8 – Fair Value Measurements

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

Make Whole Liability

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and September 30, 2014, respectively:

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

	December 31, 2013 and September 30 ,2014, respectively
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value

Make Whole Liability - 2013	$555,000	$-	$-	$555,000
Make Whole Liability - 2014	$-	$-	$-	$-

Note 9 – Derivative Liabilities

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

The note became convertible on April 21, 2014 and the fair value of these derivatives was $98,767 and the initial loss of $27,517 was recognized. On June 30, 2014, the fair value of these derivatives was $62,167 and the change in fair value of $36,600 during the period ended June 30, 2014 was recognized as gain on derivative liabilities. For the nine months ended September 30, 2014, the note was paid off and the derivative liability became $0 as of September 30, 2014.

The following tables set forth the changes in the fair value measurements of our Level 3 derivative liabilities during the nine months ended September 30, 2014:

	December 31, 2013	Initial recognition	Increase (Decrease) in Fair Value of Derivative Liability	September 30, 2014
Derivative liability – convertible note	$-	$ 98,767	$(98,767)	$-

Note 10 – Subsequent Events

On October 10, 2014, the third party executed the conversion feature of the convertible promissory issued on September 24, 2014 in the amount of $25,000, for the total amount of $25,130 to 2,702,702 common shares at a conversion price of $0.0093 per share.  See Note 6 – Debt and Related Party Transactions for further details regarding the issuance of the convertible promissory note.

On October 21, 2014, the Company entered an option agreement with a third party, up to a total of $300,000 with 6,000,000 fully paid and non assessable shares of common stock at the price of $0.05 per share. This option may be exercised at any time commencing on January 10, 2015 to and include December 31, 2015.

On October 21, 2014, the Company entered an option agreement with a third party, up to a total of $250,000 with 25,000,000 fully paid and non assessable shares of common stock at the price of $0.01 per share. This option may be exercised at any time commencing on October 20, 2014 to and include March 31, 2015.

On October 21, 2014, the Company entered an option agreement with a third party, up to a total of $220,000 with 36,666,667 fully paid and non assessable shares of the common stock at the price of $0.006 per share. This option may be exercised at any time commencing on November 1 2014 to and include February 2015.

On October 21, 2014, the Company entered an option agreement with a third party, up to a total of $200,000 with 8,000,000 fully paid and non assessable shares of common stock at the price of $0.025 per share. This option may be exercised at any time commencing on January 10, 2015 to and including June 30, 2015.

On October 21, 2014, the Company entered a stock purchase agreement with a third party. The Company agreed to sell a total of 5,000,000 shares of common stock for an aggregate consideration of $50,000. On October 27, 2014, the Company issued 5,000,000 shares this third party.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

On October, 21, 2014, the Company entered a stock purchase agreement with a third party. The Company agreed to sell a total of 6,000,000 shares of common stock for an aggregate consideration of $36,000. On October 27, 2014, the Company issued 6,000,000 shares to third party.

On October 21, 2014, the Company entered a stock purchase agreement with a third party. The Company agreed to sell a total of 4,500,000 shares of common stock for an aggregate consideration of $27,000. On October 27, 2014, the Company issued 4,500,000 shares to this third party.

On November 5, 2014, the Company entered into a securities purchase agreement with a third party, whereby the Company shall issue an 8% convertible note in an aggregate principal amount of $63,000, convertible into shares of common stock of Company.  The notes shall accrue interest at a rate of 8% per annum commencing on November 5, 2014.  The third party, at their option, any time after 180 days after full payment of the agreed upon cash, may convert all or any amount of the principal face amount of the note in shares of the Company common stock at a price equal to 55% of the lowest trading price of the Company’s common stock on the national Quotations Bureau (“OTCQB”) exchange or any exchange upon which the Company’s stock is traded, for the twenty prior trading days, including the day, upon which notice of conversion is received by the Company.  As a result of the agreement, the Company received $60,000 in cash, not included an additional $3,000 in legal fees paid by the third party purchaser of the convertible notes.

On November 11, 2014, the Company repaid its convertible promissory note to a third party in the amount of $42,500. The note accrues interest at the rate of 8% per annum and has a maturity date of January 28, 2015.  The Company paid a total of $61,149 to retire this promissory note, to include accrued interest and earlier payments penalties.  The Company owes no further obligations on this promissory note.

On November 17, 2014, the Company issued a convertible redeemable note to a third party in the amount of $43,000. The note accrues interest at the rate of 8% per annum and has a maturity of nine months.  The note is convertible after 180 days from the date of issuance at 55% of the lowest three trading price of common stock during the 10 days preceding the date of conversion. Loan proceeds amounting to $3,000 were paid directly to the investor’s counsel for transaction preparation.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

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

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

To date, we have incurred significant losses from operations, and at September 30, 2014, had an accumulated deficit of approximately $26 million. At September 30, 2014, we had $30,948 of cash and cash equivalents. At December 31, 2014, we had no cash and cash equivalents.  In 2003, 2004 and 2005, we raised an aggregate of approximately $3,943,000 in financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

During the three months ended September 30, 2014 and 2013, we generated no revenue during the periods.

Operating Expenses for the three month period ended September 30, 2014 were $471,703, compared to operating expenses of $155,582 for the three month period ended September 30, 2013. The increase in our operating expenses for the three month period ended September 30, 2014 was primarily due to approximately a $145,000 increase in expenses related to the incremental value of Preferred Series A Stock awarded to the Company former Chief Executive Officer, a $32,000 increase in executive salaries compared to the same period in the prior year, a $11,000 increase due to additional general and administrative expenses of the consolidated subsidiary Cia Minera San Jose Ltda. which did not exist during the same period prior year, and a $12,000 increase in our geology and engineering expenses for the period compared to the same period prior year.

Our net loss was $384,683 for the three months ended September 30, 2014 compared to a net loss of $155,582 for the three months ended September 30, 2013.  The increase in net losses was primarily due the increases in operating expenses noted above, an increase interest expenses of approximately $52,000 as a result interest on outstanding loans and notes which did not exist in the same period prior year partially offset by net gains of $139,329 from the settlement of debt and our Make Whole liability.

Our net loss attributable to non-controlling interest was $11, 023 for the three months ended September 30, 2014.  We did not have any non-controlling interest which existed in the same period prior year.

The Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

We generated no revenue for the nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses for the nine month period ended September 30, 2014 were $735,829, which compares to operating expenses of $573,414 for the nine month period ended September 30, 2013. The increase in our operating expenses for the nine month period ended September 30, 2014 was primarily due to approximate $75,000 increase in the incremental value of Preferred Series A Stock awarded to the Company’s former Chief Executive Officer, coupled with a $11,000 increase in additional general and administrative expenses from our consolidated subsidiary Cia Minera San Jose Ltda. which did not exist during the same period prior year.  These amounts were partially offset by a decrease of approximately $49,000 in expenses related to mining work which existed during the same period 2013, which did not exist during the nine months ended September 2014.

Our net loss decreased by $190,050 to a net loss of $719,815 for the nine months ended September 30, 2014 from a net loss of $909,865 for the nine months ended September 30, 2013, due primarily to loss on the extinguishment of debt of approximately $321,000 which was recognized during the nine months ended September 30, 2013, which did not occur during the nine months ended September 30, 2014.  Partially offsetting the decrease in net loss was an increase in the fair value of our convertibles notes, recognizing an incremental gain the change in fair value of the derivative of approximately $34,000 for the nine months ended September 30, 2014, compared to the same period prior year 2013.

Our net loss attributable to non-controlling interest was $11,023 for the nine months ended September 30, 2014.  We did not have any non-controlling interest which existed in the same period prior year 2013.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

Liquidity and Capital Resources

Our cash and cash equivalents balance at September 30, 2014 was $30,948 as compared to $-0- at December 31, 2013.

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

Cash Flow Information For The Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Cash flows used in operating activities was $201,552 for the nine months ended September 30, 2014 as compared to cash flows used in operating activities of $122,540 for the nine month period ended September 30, 2013.

Cash flows used in investing activities was $95,760 for the nine months ended September 30, 2014 as compared to $2,500 for the nine months ended September, 2013.  Cash used in investment activities increased as a result of approximately $42,000 in cash paid for investment in additional properties, and $40,000 of deposits made for future purchases of equipment.

Cash flows provided by financing activities was $317,237 for the nine months ended September 30, 2014 as compared to $135,000 for the nine months ended September 30, 2013.  Cash flows provided by financing increased as a result of a $50,000 cash contribution by the Company Chief Executive Officer, and $165,653 received from third party notes payables during the nine months ended September 30, 2014.  Additionally, an incremental $32,500 was generated from the issuance of additional shares for cash when compared to the same amount generated for the same period prior year 2013.  These increases were partially offset by a repayment on convertible debt of approximately $66,000.

Future Outlook

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

During the nine months ended September 30, 2014, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt and equity financing. In addition to negative cash flows from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $26 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our revenues and future profitability are substantially dependent on our ability to:

•

raise substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, if necessary; and

•

continue to grow our business through acquisitions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

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

Item 4. Controls and Procedures

Not applicable.

Item 4T. Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

There were no changes in disclosure controls and procedures that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our disclosure controls and procedures. We do not expect to implement any changes to our disclosure controls and procedures until there is a significant change in our operations or capital resources.

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

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

There were no sales of unregistered securities for the three months ended September 30, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disvlosures

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

* Previously filed with Form S-1 Registration Statement

NEW COLOMBIA RESOURCES INC (fka VSUS Technologies Inc)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2014.

New Colombia Resources, Inc.

By: /s/ John Campo

John Campo, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Campo

President, and Director

November 19, 2014

20