Form 10-Q/A
period 2014-09-30
NEW COLOMBIA RESOURCES INC
filed 2014-11-21
CIK 772370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

New Colombia Resources, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 20, 2014 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

* Previously filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November20, 2014.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2014.

New Colombia Resources, Inc.

By:

/s/ John Campo

John Campo, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Campo	President and Director	November 21, 2014
John Campo	Title	Date

3