Form 10-K
period 2014-12-31
NEW COLOMBIA RESOURCES INC
filed 2015-04-30
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes       No  X

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes       No  X

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.

Yes  X   No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes       No X   .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold as of June 30, 2014 was $0.

As of April 28, 2015, registrant had outstanding 144,065,295 shares of common stock.

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

Item 1. DESCRIPTION OF BUSINESS

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

In March of 2009 we entered into an LOI with My Vintage Baby, Inc. the company was going to acquire a majority interest in MVBY. Due to certain circumstances the company was not able to complete the acquisition. In September 2009 the company signed an LOI with ZenZuu, Inc., a leader in the internet social networking field.

On February 24, 2011, VSUS Technologies Inc. n/k/a New Colombia Resources, Inc., a Delaware corporation (the “Company”), closed the Final Purchase Agreement (the “Agreement”) with Erasmo Alfredo Almanza Latorre, a Columbian Citizen. The agreement provides for the acquisition of LA TABAQUERA COAL MINE (LA TABAQUERA) with Concession Contract No. ILE-09551, granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining.

Pursuant to the Agreement and addendum, the Company purchased 100% of Concession Contract ILE-09551 from Erasmo Almanza. The consideration paid to Erasmo Almanza is an aggregate of 5,606,410 fully paid shares of Common Stock of the Company (the “Shares”), for the concession contract, and $100,000.00 in cash payments.

On April 15, 2014, by Order No. 04141100650, Mr. Erasmo Almanza, Director of New Colombia Resources, presented the environmental license application File # 04141100650 to the Corporacion Autonoma Regional de Cundinamarca (CAR) for the operation of the La Tabaquera mine located in San Jose municipality of Guaduas.

On July 14, 2014, by Order No. 453, the Corporacion Autonoma Regional de Cundinamarca (CAR) initiated administrative proceedings for an environmental license for the operation of a mine for coal and other grantable mineral, mineral mining title No. ILE -09,551 in San Jose, Municipality of Guaduas.

On January 19, 2015, the Company received a Technical Evaluation, with Record # 8004-63.1-46825, regarding its application for the operation of the La Tabaquera mine located in the San Jose municipality of Guaduas, Colombia from the Corporación Autónoma Regional de Cundinamarca (“CAR”). The CAR is the local environmental agency in Guaduas, Colombia. The Company is addressing the comments from the evaluation. The official document can be viewed on the Company’s website at: http://www.newcolombiaresources.com/documents.php.

The Company was notified by the CAR, that, after May 1, 2015, the CAR will visit the work zone for socialization of the mining project with the community.

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

Overview

About New Colombia Resources, Inc.

New Colombia Resources Inc. (“New Colombia” or the “Company”) is focused on the acquisition and development of high quality metallurgical coal properties in Colombia, considered one of the most attractive emerging markets. With an estimated US$378 billion in gross domestic product in 2013, it became the third largest economy in Latin America and is growing 4% to 6% per year. Colombia has the largest coal reserves in Latin America and is the fourth largest coal producer in the world. Total coal production decreased by 4% in 2013 to 85.5 million tonnes. Coal producers aim to increase coal output in 2014. Colombia privatized its coal sector in 2004 and is committed to investing in infrastructure to support increased mining.

They are focusing on the La Tabaquera coal and rock project (the “Project”) located in the Municipality of Guaduas, approximately 100 kilometers northwest of Bogota. This Project’s haul roads are easily accessible either by National Highway I-50 or the new Ruta del Sol. The property is within 50 Km of the Magdalena River, providing easy transport to terminals in Barranquilla, Santa Marta or Cartagena for export. The Magdalena River is being dredged to allow cargo from La Dorada which in close proximity to their mine.

During 2014, they purchased a rock crushing plant with a capacity to process over 100 m3/hour of aggregates which is expected to be operating in 2015. Demand is strong for building material in Colombia since many illegal mines have been closed as new construction and infrastructure projects come online. The construction industry in Colombia grew 10% in 2014.

An “Estimate of Probable Reserves and Grantable Potential of Coal at La Tabaquera Mine” report was prepared on behalf of New Colombia in September 2011. The report estimated reserves for La Tabaquera Project of 13,073,935 cubic meters for a total of 16,996,116 tons of bituminous coal (non JORC compliant), with 70% being metallurgical hard coking coal and 30% thermal coal.

Based on the high quality of their coal, they expect to sell at a premium to other domestic coals. In August 2014, the market price for thermal coal in Colombia increased by 4% to $ 68/mt, coking coal blends sold for $ 95 per ton. Beginning in 2015, New Colombia will concentrate tunnel mining its hard coking coal seams first. The Company expects to mine 20,000 tons of hard coking coal per month and 10,000 tons of thermal coal per month.

New Colombia also has renewable resource projects in Colombia they plan to develop and possibly spin off as a dividend to shareholders.

On April 15, 2014, by Order No. 04141100650, Mr. Erasmo Almanza, Director of New Colombia Resources, presented the environmental license application File # 04141100650 to the Corporacion Autonoma Regional de Cundinamarca (CAR) for the operation of the La Tabaquera mine located in San Jose municipality of Guaduas.

On July 14, 2014, by Order No. 453, the Corporacion Autonoma Regional de Cundinamarca (CAR) initiated administrative proceedings for an environmental license for the operation of a mine for coal and other grantable mineral, mineral mining title No. ILE -09,551 in San Jose, Municipality of Guaduas.

On January 19, 2015, the Company received a Technical Evaluation, with Record # 8004-63.1-46825, regarding its application for the operation of the La Tabaquera mine located in the San Jose municipality of Guaduas, Colombia from the Corporación Autónoma Regional de Cundinamarca (“CAR”). The CAR is the local environmental agency in Guaduas, Colombia. The Company is addressing the comments from the evaluation. The official document can be viewed on the Company’s website at: http://www.newcolombiaresources.com/documents.php.

The Company was notified by the CAR, that, after May 1, 2015, the CAR will visit the work zone for socialization of the mining project with the community.

Industry Background

The company has moved into the coal industry in Colombia, due to the decline in U.S. coal mining and the need to replace that coal with higher quality, lower cost of production coal from Colombia.  The government of Colombia is investing heavily in infrastructure projects that will benefit coal producers’ ability to move product to port.  Once the Magdalena River project is completed, coal transportation costs from the interior of the country are expected to be reduced by 50%.

The Company, through its investment in Sannabis SAS,  has moved into the legal medical cannabis and hemp industries to take advantage of Colombia’s ideal growing environment, favorable indigenous regulations, low cost of production in a growing worldwide market.

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

Employees

The Company’s team currently consists of one (1) employee and several independent contractors. Each management hire  will be carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment.

Clients and Competition

Competition

The mining industry is highly competitive, both in Colombia, as well as internationally.  Our ability to compete with other mining companies will be dependent on the success of our coal mines and our ability to secure sales of coal.

Backlog

At December 31, 2014, we had no backlog.

Employees

As of December 31, 2014, we 0 full time employees aside from our President.

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

Item 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive and operations offices are located in Sunny Isles Beach, FL and also in Barranquilla, Colombia. The Company shares office space with other related parties, and does not make rental payments.  It considers that the current principal office space arrangement adequate and will reassess its needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS

On November 19, 2014, the Company received a default notice from KBM Worldwide, Inc., stating that the Company was in default under two convertible notes.  The Company has since repaid one note in full, and entered into a second note with KBM Worldwide, Inc. On April 15, 2015, the Company received a Notice of Default from KBM Worldwide, Inc., which states that due to the Company’s failure to file its Annual Report on a timely basis, the Company is in default under Convertible Promissory Notes held by KBM Worldwide, Inc. As a result, the related outstanding principal balance, which amounted to a total of $68,500 prior to default, was increased by 150% to $102,750. This default balance, along with accrued default interest, is due to KBM Worldwide, Inc. In addition, KBM Worldwide, Inc. has the right to convert the default balance into common shares of the Company’s stock.

In July of 2013, the Company entered into an agreement to purchase a 50% interest in a farm in Colombia.  The purchase price for the 50% interest was $600,000.  In order to complete the transaction, the Company was required to pay an initial $200,000 in cash on or before December 31, 2014, with the remaining $400,000 to be paid in the Company’s common stock.  The Company was unable to pay the entire cash payment of $200,000, but did make payments in an aggregate amount of approximately $29,200 through April of 2014.  The Seller has entered into a separate sales contract with a third party, effectively removing the Company from the transaction.  The Company is entering litigation; depositions took place on March 24, 2015 in Colombia.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2014	High	Low
First Quarter	$0.035	$0.0200
Second Quarter	0.024	0.0110
Third Quarter	0.015	0.0095
Fourth Quarter	0.030	0.0116

2013	High	Low
First Quarter	$0.08	$0.019
Second Quarter	0.046	0.04
Third Quarter	0.046	0.0322
Fourth Quarter	0.044	0.0292

Holders

As of the date hereof, the aggregate number of shares of our Common Stock outstanding is 144,065,295 held of record by approximately 277 registered holders.

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

During 2013, the Company issued 400,000 common shares in a conversion of a third party debt balance, along with accrued but unpaid interest. The shares were valued at $10,000. See Note 6.

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

During 2013, the Company issued 500,000 common shares to a family member of the Company’s President for the purchase of a vehicle. The shares (and the related vehicle) were valued at $12,500. See Note 6.

During 2013, the Company issued 3,500,000 common shares in a conversion of the 3,500,000 shares of the Company’s Series B Convertible Preferred stock.

During 2013, the Company cancelled 9,380,000 common shares for services having not been rendered.

During 2013, the Company cancelled 533,333 common shares related to a consulting agreement.

During 2013, related parties contributed capital through forgiveness of debt in the amount of $94,851. See Note 6 for details.

During 2014, the Company issued 3,708,334 common shares to a former officer of the Company for consulting services. The shares were valued at $50,000.

During 2014, the Company issued a total of 500,000 common shares, of which 250,000 common shares were issued to a third party for consulting services, and 250,000 common shares were issued to a Director of the Company for services provided to the Company. The shares were valued at $4,525.

During 2014, the Company sold an aggregate of 38,400,001 common shares to third parties. The aggregate purchase price was $290,500.

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

The following table provides selected financial data about us for the fiscal years ended December 31, 2014 and 2013. For detailed financial information, see the audited Financial Statements included in this report.

	Years Ended December 31,
Balance Sheet Data:	2014	2013
Cash	$1,627	$-
Total assets	526,367	133,592
Total liabilities	1,344,114	1,051,175
Shareholders' equity (deficit)	(796,710)	(917,583)

Operating Data:
Revenues	-	-
Operating expenses	1,871,137	905,502
Net loss	$(1,899,853)	$(1,265,803)

Results of Operations

For the year ended December 31, 2014 and December 31, 2013

The Company generated $0 in revenue during the year ended December 31, 2014, which compares to revenue of $0 for the year ended December 31, 2013.  Since the Company did not incur any sales for either comparative period, no cost of sales have been recognized.

Operating expenses, which consisted of geology and engineering costs, royalty expenses, depreciation expense, and general and administrative expenses, for the year ended December 31, 2014, were $1,871,137. This compares with operating expenses for the year ended December 31, 2013 of $905,502.  The major components of general and administrative expenses include accounting fees, legal, and professional fees. Our operating expenses increased during the year ended December 31, 2014 primarily due to increases in our royalty expenses, as well as our general and administrative expenses.

As a result of the foregoing, we had a net loss of $1,899,853 for the year ended December 31, 2014. This compares with a net loss for the year ended December 31, 2013 of $1,265,803.

In its audited financial statements as of December 31, 2014, the Company was issued an opinion by its auditors that raised substantial doubt about the ability to continue as a going concern based on the Company’s current financial position. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our products and our ability to generate revenues.

Liquidity and Capital Resources

As of December 31, 2014 we had cash equivalents of $1,627.  As of December 31, 2013 we had cash or cash equivalents of $0.

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

Net cash used in operating activities was $337,873 for the year ended December 31, 2014. This compares to net cash used in operating activities of $205,374 for the year ended December 31, 2013. This increase is due primarily to stock issued for compensation and stock option expense.

Cash flows used in investing activities were $113,500 for the year end December 31, 2014, which compares to cash flows used in investing activities of $18,376 for the year ended December 31, 2013.  We do not anticipate significant cash outlays for investing activities over the next twelve months.

Cash flows provided by financing activities was $474,037 for the year ended December 31, 2014 which compares to cash flows provided by financing activities of $223,750 for the year ended December 31, 2013.  The change in cash flows related to financing activities is due primarily to an increase in proceeds received on notes payable and capital contributions by an officer, offset by payments on convertible debentures.

As of December 31, 2014, our total assets were $526,367 and our total liabilities were $1,344,114.  As of December 31, 2013, our total assets were $133,592 and our total liabilities were $1,051,175.

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

Off-Balance Sheet Arrangements

In July of 2013, the Company entered into an agreement to purchase a 50% interest in a farm in Colombia.  The purchase price for the 50% interest was $600,000.  In order to complete the transaction, the Company was required to pay an initial $200,000 in cash on or before December 31, 2014, with the remaining $400,000 to be paid in the Company’s common stock.  The Company was unable to pay the entire cash payment of $200,000, but did make payments in an aggregate amount of approximately $29,200 through April of 2014.  The Seller has entered into a separate sales contract with a third party, effectively removing the Company from the transaction.  The Company is entering litigation, litigation, depositions took place on March 24, 2015 in Colombia.

Plan of Operation

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on sales, costs and needs.

Our plan for the twelve months beginning January 1, 2015 is to operate at a profit or at break even.  Our plan is to acquire additional coal mining locations in Colombia in order to become profitable in our operations.

We are currently focusing our attention on the coal mining industry in Colombia.  We are also focused on the hemp and legal medical cannabis industry.

On April 15, 2014, by Order No. 04141100650, Mr. Erasmo Almanza, Director of New Colombia Resources, presented the environmental license application File # 04141100650 to the Corporacion Autonoma Regional de Cundinamarca (CAR) for the operation of the La Tabaquera mine located in San Jose municipality of Guaduas.

On July 14, 2014, by Order No. 453, the Corporacion Autonoma Regional de Cundinamarca (CAR) initiated administrative proceedings for an environmental license for the operation of a mine for coal and other grantable mineral, mineral mining title No. ILE -09,551 in San Jose, Municipality of Guaduas.

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

New Colombia Resources, Inc. and Subsidiaries

Sunny Isles Beach, Florida

We have audited the accompanying consolidated balance sheets of New Colombia Resources, Inc. and its subsidiary, (collectively, the “Company") as of December 31, 2014 and 2013, and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Colombia Resources, Inc. and its subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 4 to the consolidated financial statements, the Company has a working capital deficit and has incurred significant losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 28, 2015

NEW COLOMBIA RESOURCES, INC.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$1,627	$-
Prepaid expenses and other current assets	16,067	362
Total Current Assets	17,694	362

Non-Current Assets
Equipment, net of accumulated depreciation of $3,823 and $1,146, respectively	329,209	11,354
Investment in properties	56,344	18,376
Loan receivable – related party	-	3,500
Mining rights	100,000	100,000
Equity method investment	23,120	-
TOTAL ASSETS	$526,367	$133,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$349,401	$256,168
Accounts payable and accrued interest – related parties	53,713	240,007
Other liability	660,000	-
Short-term convertible debt	281,000	-
Make whole liability	-	555,000
Total Current Liabilities	1,344,114	1,051,175

Total Liabilities	1,344,114	1,051,175

Stockholders' Deficit:
Preferred stock, $0.001 par value (shares authorized-20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated; 10,000,000 shares issued and outstanding at December 31, 2014 and at December 31, 2013	10,000	10,000
Preferred stock, $0.001 par value (shares authorized-10,000,000; -0- shares undesignated) Series B Convertible: 10,000,000 shares designated; 2,500,492 and 1,500,000 shares issued and outstanding at December 31, 2014 and December 31, 2013	2,500	1,500
Common stock, $0.001 par value (shares authorized-500,000,000); 125,008,477 shares issued and outstanding at December 31, 2014 and 82,400,142 at December 31, 2013	125,008	82,400
Additional paid-in capital	26,926,947	24,970,866
Deficit accumulated	(27,861,165)	(25,982,349)
Total Stockholders’ Deficit of New Columbia Resources, Inc.	(796,710)	(917,583)

Non-controlling interest	(21,037)	-
Total Stockholders’ Equity Deficit	(817,747)	(917,583)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$526,367	$133,592

See accompanying notes to the consolidated financial statements

NEW COLOMBIA RESOURCES, INC.

Consolidated Statements of Operations

	December 31,	December 31,
	2014	2013

Revenues	$-	$-

Operating Expenses
Geology and engineering	38,916	55,807
Royalty expense	105,000	-
Depreciation expense	2,677	1,146
General and administrative	1,724,544	848,549
Total Operating Expenses	1,871,137	905,502

Loss from Operations	(1,871,137)	(905,502)

(Gain) loss on settlement of debt	(48,662)	344,677
Interest expense	84,798	39,374
Penalty for early extinguishment of debt	-	13,750
Penalty upon loan default	61,950	-
Gain on derivatives	(71,250)	(37,500)
Loss from equity investment	1,880	-

Net loss	$(1,899,853)	$(1,265,803)

Net loss attributable to non-controlling interest	21,037	-

Net loss attributable to New Columbia Resources, Inc.	(1,878,816)	(1,265,803)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average number of
shares outstanding-
basic and diluted	98,029,823	80,028,397

See accompanying notes to the consolidated financial statements

NEW COLOMBIA RESOURCES, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

	Common Stock		Preferred Series A		Preferred Series B		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2013	77,996,808	$77,996	10,000,000	$10,000	-	$ -	$23,713,130	$(24,716,546)	$ -	$(915,420)
Stock issued for cash:
Common	6,950,000	6,950	-	-	-	-	166,800	-	-	173,750
Preferred	-	-	-	-	2,000,000	2,000	48,000	-	-	50,000
Stock issued in conversion of debt:
Common	400,000	400	-	-	-	-	9,600	-	-	10,000
Preferred	-	-	-	-	3,000,000	3,000	32,000	-	-	35,000
Common stock issued in conversion of preferred stock	3,500,000	3,500	-	-	(3,500,000)	(3,500)	-	-	-	-
Stock-based compensation	1,966,667	1,967	-	-	-	-	59,433	-	-	61,400
Common stock returned to treasury	(9,913,333)	(9,913)	-	-	-	-	9,913	-	-	-
Incremental value for preferred shareholder	-	-	-	-	-	-	570,721	-	-	570,721
Common stock issued for accrued salary	1,000,000	1,000	-	-	-	-	43,240	-	-	44,240
Loss on settlement of debt and settlement of accrued salary	-	-	-	-	-	-	194,510	-	-	194,510
Stock option expense	-	-	-	-	-	-	16,668	-	-	16,668
Contribution to capital	-	-	-	-	-	-	94,851	-	-	94,851
Stock issued for asset purchase	500,000	500	-	-	-	-	12,000	-	-	12,500
Net loss for the period	-	-	-	-	-	-	-	(1,265,803)	-	(1,265,803)
Balance at December 31, 2013	82,400,142	82,400	10,000,000	10,000	1,500,000	1,500	24,970,866	(25,982,349)	-	(917,583)

Stock issued for cash	38,400,001	38,400	-	-	-	-	252,100	-	-	290,500
Stock issued for conversion of debt	-	-	-	-	1,000,492	1,000	195,633	-	-	196,633
Stock-based compensation	4,208,334	4,208	-	-	-	-	859,260	-	-	863,468
Stock option expense	-	-	-	-	-	-	599,088	-	-	599,088
Contribution of capital	-	-	-	-	-	-	50,000	-	-	50,000
Net loss for the period	-	-	-	-	-	-	-	(1,878,816)	(21,037)	(1,899,853)
Balance at December 31, 2014	125,008,477	$125,008	10,000,000	$10,000	2,500,492	$2,500	$26,926,947	$(27,861,165)	$(21,037)	$(817,747)

See accompanying notes to the consolidated financial statements

NEW COLOMBIA RESOURCES, INC.

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss attributable to New Columbia Resources, Inc.	$(1,878,816)	$(1,265,803)
Non-controlling interest	(21,037)	-
Net loss for the period	(1,899,853)	(1,265,803)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for compensation	863,468	648,789
Stock option expense	599,088	-
Depreciation expense	2,677	1,146
Loss from equity investment	1,880	-
(Gain) loss on settlement of make whole liability and/or debt	(48,662)	322,716
Loss on settlement of accrued salary	-	25,660
Gain on derivative liability	(71,250)	(37,500)
Amortization of discount on convertible debenture	71,250	37,500
Royalty expense	105,000	-
Penalty for early extinguishment of debt	-	13,750
Penalty upon loan default	61,950	-
Changes in operating assets and liabilities:
Prepaid expenses	(15,705)	-
Other receivables	3,500	(3,500)
Accounts payable and accrued expenses	10,493	57,413
Accounts payable and accrued interest – related parties	(37,496)	(5,545)
Net cash used in operating activities	(353,660)	(205,374)

Cash Flows from Investing Activities
Investment in properties	(37,968)	(18,376)
Equity Investment	(25,000)	-
Purchase of fixed assets	(50,532)	-
Net cash used in investing activities	(113,500)	(18,376)

Cash Flows from Financing Activities
Payments on convertible debentures	(199,616)	-
Proceeds received on notes payable	327,903	-
Issuance of shares for cash	290,500	223,750
Contribution from officer	50,000	-
Net cash provided by financing activities	468,787	223,750

Increase (Decrease) in Cash and Cash Equivalents	1,627	-
Cash and Cash Equivalents--Beginning of Period	-	-
Cash and Cash Equivalents--End of Period	$1,627	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities
Cancellation of common stock	$-	$9,913
Common stock issued for conversion of debentures	$-	$45,000
Common stock issued for conversion of preferred stock	$-	$3,500
Common stock issued for accrued salary	$-	$44,240
Common stock issued for purchase of fixed assets	$-	$12,500
Debt discount from derivative liabilities	$-	$37,500
Contribution to capital	$-	$94,851
Payable for equipment	$270,000	$-
Loan proceeds paid directly to services providers	$96,097	$-
Preferred stock issued for accrued expenses – related parties	$143,932	$-
Debt discount	$71,250	$-
Preferred stock issued for accounts payable and accruals	$52,700	$-
Reclass from make whole liability to other liability	$555,000	$-

See accompanying notes to the consolidated financial statements

NEW COLOMBIA RESOURCES, INC.

Notes to the Consolidated Financial Statements

NOTE 1-ORGANIZATION AND HISTORY

New Colombia Resources, Inc. (formerly VSUS Technologies, Inc.) (the “Company”) was incorporated in Delaware on September 20, 2000. Following its establishment, the Company organized, at the end of 2000, two wholly-owned subsidiaries: Safe Mail International Ltd., a company registered in the British Virgin Islands and Safe Mail Development Ltd., a company registered in Israel. As of August 31, 2004, the Company established two additional wholly-owned subsidiaries: VSUS Secured Services, Inc., a Delaware corporation, and First Info Network, Inc., a Delaware corporation. Since inception, and until a recent shift in the focus of its business operations, the Company had been a developer and marketer of highly secure communications systems for use over the internet.

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

New Colombia Resources, Inc. specializes in the acquisition of potential revenue generating enterprises.  During 2011, the Company executed an agreement and acquired La Tabaquera, a coal property with concession contract ILE-09551.

Effective in January 2013, the Company changed its name from VSUS Technologies, Inc. to New Colombia Resources, Inc. The Company trades under the ticker symbol NEWC. New Colombia Resources is developing coal, rock mining, medical cannabis and hemp operations in Colombia.

Effective March 3, 2014, the Company was granted a 51% interest in the Colombian mining company Compañía Minera San Jose Ltda. (“Cia Minera San Jose Ltda.”) for no consideration, but, for the proportionate share assumption of future and subsequent liability for the expenses and obligations of Cia Minera San Jose Ltda.  The Company is required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the stockholders of the Company separately in its consolidated statements of operations. Losses applicable to the non-controlling interests are allocated to the non-controlling interests even when those losses are in excess of the non-controlling interests’ investment basis. The Company is also required to report its non-controlling interests as a separate component of equity. During the year ended December 31, 2014, the Company recorded a net loss allocable to non-controlling interests of ($21,037), respectively.

Effective December 1, 2014, the Company acquired 50% of ownership interest in Sannabis SAS, a Colombian entity, for a consideration of $25,000.   The Company agreed to a total contribution of $125,000 for the 50% ownership.  As of December 31, 2014, the Company had only contributed $25,000.  The Company agreed to the acceptance of the ownership, receiving 50%, ownership of Sannabis SAS.  New Colombia accounts for its investment in Sannabis SAS as an equity method investment  The Company has reviewed the relationship between the Company and Sannabis SAS, and has determined that the relationship does not meet the criteria regarding variable interest entities (“VIE”) as defined in ASC 810 Consolidation.  As such, the Company has not accounted for Sannabis SAS as a VIE, and have not included the accounts of Sannabis SAS in the consolidated financial statements as of and for the year ended December 31, 2014.  The Company has not entered into any side agreements that would materially affect the accounting for Sannabis SAS.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated operations of New Colombia Resources, Inc. and its wholly-owned subsidiary, Compañía Minera San Jose, Ltda. Intercompany balances and transactions have been eliminated in consolidation.

Development Stage

The Company has limited operations and is considered to be in the development stage. During the year ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash on hand and cash in the bank.

Property, Plant, Equipment, Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, plant and equipment – Assets acquired in the normal course of business are recorded at original cost and may be adjusted for any additional significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, with any resultant gain or loss being recognized as a component of other income or expense.

Identifiable intangible assets – These assets are recorded at acquisition cost. Intangible assets with finite lives are amortized evenly over their estimated useful lives.

When triggering events occur, the Company reviews all long-lived assets for impairment. When necessary, the Company records changes for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

Impairment of Long-Lived Assets

Management of the Company will periodically review the net carrying value of its investments in properties and mining rights on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near-term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

There was no impairment loss on fair value of its investments in properties or mining rights for the years ended December 31, 2014 and 2013.

Asset Retirement Obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation. As of December 31, 2014, the Company had not begun development activities, and therefore, did not record a liability.

Foreign Currency

The financial statements of the Company’s subsidiary in Colombia, for which the functional currency is the local currency, the Colombian Peso, are translated into the reporting currency, U.S. dollars, using the exchange rate at the balance sheet date for all assets and liabilities.  The capital accounts are translated at historical exchange rates prevailing at the time of the transactions, while income and expenses items are translated at the average exchange rate for the period. Gain or losses from foreign currency transactions are recognized in income.

Equity Method Investment

The investment consists of a 50% ownership interest in Sannabis SAS, a Cololmbian company. In accordance with U.S. GAAP, we have adopted the equity method of accounting. Under the equity method of accounting, the Company records the investment at cost.  The Company’s investment in the entity is increased by additional contributions to the entity as well as its proportionate share of earnings in the entity.  Conversely, the Company’s investment is decreased by distributions made by the Company and by its proportionate share of losses.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  As of December 31, 2014 there were a total of 116,509,085 dilutive shares from convertible Series A preferred stock, convertible Series B preferred stock, convertible debt and employee stock options.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, affiliate receivable, settlement receivable, accounts payable and accrued expenses and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange, or from future earnings, or cash flows.

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

The three-level hierarchy for fair value measurements is defined as follows:

Level 1–inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2–inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; and

Level 3–inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Non-Controlling Interest

We are required to report our non-controlling interest as a separate component of shareholders’ deficit. We are also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interest and to our shareholders separately in our consolidated statements of operations. Losses applicable to the non-controlling interest are allocated to the non-controlling interest even when those losses are in excess of the non-controlling interest’s investment basis.

Recent Accounting Pronouncements

In August 2014, the FASB issued an ASU requiring, when applicable, disclosures regarding uncertainties about an entity’s ability to continue as a going concern. During the preparation of quarterly and annual financial statements, management should evaluate whether conditions or events exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If this evaluation indicates that it is probable that an entity will be unable to meet its obligations when they become due within one year of the financial statement issuance date, management must evaluate whether its mitigation plans will alleviate the substantial doubt of continuing as a going concern. If substantial doubt exists, regardless of whether the mitigation plan alleviates the concern, additional disclosures are required in the financial statements addressing the conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events, and management’s mitigation plans. This new guidance will become effective for the Company for all reporting periods beginning in 2016. Early application is permitted. The Company’s management currently does not expect that this new guidance will have a significant effect on its consolidated financial statements when adopted.

NOTE 3-ACQUISTION OF INTEREST IN A SUBSIDIARY

On February 24, 2011, the Company acquired La Tabaquera, a Colombian mine, and the associated asset, “Concession Contract No. IE-09551 from Erasmo Almanza, granted for the Exploration and Exploitation of a Carbon Mineral and other Grantable Mineral Deposits by the Colombian Institute of Geology and Mining” for a period of 4 - 30 years.

Under the agreement, the Company issued 5,606,410 shares of common stock and agreed to pay the owner $100,000 in cash. Due to the lack of an active market for the Company’s common shares, the Company determined the fair value of the common stock was $0 on the acquisition date. As of December 31, 2014, $78,484 of the cash payment had been paid, with the remaining $21,516 still owed and included in accounts payable and accrued expenses in the consolidated balance sheet. The $21,516 has no specific terms of repayment and is unsecured. The Company expects to pay the remaining amount upon receipt of future funding. If the amounts are not paid, the Company may have to re-negotiate with the seller.

On March 3, 2014, the Company was granted a 51% interest in the Columbian mining entity, Compania Minera San Jose Ltda. (“Cia Minera San Jose Ltda.”) for no consideration, but the assumption of future liabilities and expenses for which Cia Minera San Jose Ltda. would incur.  The Company agreed to the acceptance of the ownership, receiving 51%, or 6,120 shares, of the common stock of Cia San Jose Ltda., consolidating the nominal assets and liabilities, which consisted of cash of $431, investment in properties of $2,125, an intercompany receivable of $4,356, and an intercompany payable of $9,036, of the Cia Minera San Jose Ltda. as a subsidiary, reporting non-controlling interest as a separate component of shareholders’ deficit, and allocating the portion of consolidated net income allocable to non-controlling interest separately in the Company’s consolidated statement of operations.  The Company reviewed the transaction under ASC 805 Business Combinations, and determined that the fair value of non-controlling interest was assumed to be $0, as the Company did not pay any consideration for the acquisition target.  No goodwill was recorded, as the acquisition target was in the deficit position.

NOTE 4-GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $1,899,853 and $1,265,803 for the years ended December 31, 2014, and 2013, respectively, and had a working capital deficit of $1,326,421 as of December 31, 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5-PROPERTY AND EQUIPMENT

Major classes of property and equipment together with their estimated useful lives, consisted of the following:

	Years	December 31, 2014	December 31, 2013
Vehicle	5	$12,500	$12,500
Furniture and equipment	3	532	-
Crushing plant machinery	-	320,000	-
Total		333,032	12,500
Less: accumulated depreciation		(3,823)	(1,146)
Net property and equipment		$329,209	$11,354

On March 20, 2014, the Company acquired crushing plant machinery from a third party, at a cost of $320,000.  In connection with the transaction, the Company is scheduled to make payments to the third party through 2015.  As of December 31, 2014, the Company had made payments amounting to $50,000, which resulted in a due to of $270,000 in the Company’s consolidated balance sheet under accounts payable and accrued liabilities.  The due to is non-interest bearing.  See Note 8.

Depreciation expense was $2,677 and $1,146 for the years ended December 31, 2014 and 2013, respectively.

NOTE 6-INVESTMENT IN PROPERTIES

During 2014 and 2013, the Company made certain investments in Colombia, related primarily to investments in local farms.  As of December 31, 2014 and 2013, investment in properties was $56,344 and $18,376, respectively.

NOTE 7-EQUITY METHOD INVESTMENT

Effective December 1, 2014, the Company acquired 50% of ownership interest in Sannabis SAS, a Colombian entity, for consideration of $25,000.   The Company agreed to a total contribution of $125,000 for the 50% ownership.  As of December 31, 2014, the Company had only contributed $25,000.  The Company agreed to the acceptance of the ownership, receiving 50%, ownership of Sannabis SAS.

In accordance with U.S GAAP, we have adopted the equity method of accounting. Under the equity method of accounting, the Company records the investment at cost.  The Company’s investment in the entity is increased by additional contributions to the entity as well as its proportionate share of earnings in the entity.  Conversely, the Company’s investment is decreased by distributions made by the Company and by its proportionate share of losses.  As of December 31, 2014 the Company’s proportionate share of losses in the investment is $1,880.  The Company has made no distributions, nor has it made any additional contributions as of the balance sheet date.

NOTE 8-DEBT

On February 18, 2014, the Company issued a convertible promissory note to a third party in the amount of $47,500.  The note accrues interest at the rate of 8% per annum and has a maturity date of November 20, 2014.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion.  Loan proceeds amounting to $22,597 were paid directly to service providers. Starting on April 16, 2014, the Company is in default under this Note. The principal amount was increased by 50% to the sum of $71,250. During 2014, the Company settled the repayment of this note with the lender, repaying principal and accrued interest of $65,916 and recognizing a gain on settlement of debt of $5,334. As of December 31, 2014, this note has been fully settled, repaid and terminated.

On April 24, 2014, the Company issued a convertible promissory note to a third party in the amount of $42,500. The note accrues interest at the rate of 8% per annum and has a maturity date of January 28, 2015.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion. Loan proceeds amounting to $25,500 were paid directly to service providers. During 2014, the Company settled the repayment of this note with the lender, repaying principal and accrued interest of $59,500. As of December 31, 2014, this note has been fully settled, repaid and terminated.

On June 16, 2014, the Company issued a convertible promissory note to a third party in the amount of $53,000. The note accrues interest at the rate of 8% per annum and has a maturity date of March 18, 2015.  The note is convertible after 180 days from the date of issuance at 58% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion. Loan proceeds amounting to $10,500 were paid directly to service providers. During 2014, the Company settled the repayment of this note with the lender, repaying principal and accrued interest of $74,200. As of December 31, 2014 this note has been fully settled, repaid and terminated.

On July 28, 2014, the Company issued a convertible promissory note to a third party in the amount of $32,250. The note accrues interest at the rate of 8% per annum and has a maturity date of April 28, 2015. The default interest rate is 22%. The note is convertible after 180 days from the date of issuance at 55% of the average lowest two-day trading price of common stock during the 25 days preceding the date of conversion. Loan proceeds amounting to $5,250 were paid directly to service providers. Principal and accrued interest was $32,250 and 1,103 as of December 31, 2014, respectively.

On September 5, 2014, the Company issued a convertible promissory note to a third party in the amount of $37,500. The note accrues interest at the rate of 8% per annum and has a maturity date of June 9, 2014. The note is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion. Loan proceeds amounting to $11,000 were paid directly to service providers. Principal and accrued interest was $37,500 and 962 as of December 31, 2014, respectively.

On September 18, 2014, the Company issued a convertible promissory note to a third party in the total amount of $50,000. The note accrues interest at the rate of 8% per annum and has a maturity date of September 24, 2015. The note is convertible into common stock at discount of 50% at maturity. Loan proceeds amounting to $2,500 were paid directly to service providers. Principal and accrued interest was $50,000 and 1,140 as of December 31, 2014, respectively.

On November 5, 2014, the Company entered into a securities purchase agreement with a third party, whereby the Company shall issue an 8% convertible note in an aggregate principal amount of $63,000, convertible into shares of common stock of the Company. The note shall accrue interest at a rate of 8% per annum, commencing on November 5, 2014.  The third party, at their option, any time after 180 days after full payment of the agreed upon cash, may convert all or any amount of the principal face amount of the note into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the Company’s common stock on the national Quotations Bureau (“OTCQB”) exchange or any exchange upon which the Company’s stock is traded, for the twenty prior trading days, including the day upon which notice of conversion is received by the Company. As a result of the agreement, the Company received $60,000 in cash, not including an additional $3,000 in legal fees paid by the third party purchaser of the convertible notes. Principal and accrued interest was $63,000 and 773 as of December 31, 2014, respectively.

On November 17, 2014, the Company issued a convertible redeemable note to a third party in the amount of $43,000. The note accrues interest at the rate of 8% per annum and has a maturity of nine months.  The note is convertible after 180 days from the date of issuance at 55% of the lowest three trading price of common stock during the 10 days preceding the date of conversion. Loan proceeds amounting to $10,500 were paid directly to the investor’s counsel for transaction preparation. Principal and accrued interest was $43,000 and 415 as of December 31, 2014, respectively.

On December 19, 2014, the Company issued a convertible redeemable note to a third party in the amount of $55,250. The note accrues interest at the rate of 8% per annum and has a maturity of nine months.  The note is convertible after 180 days from the date of issuance at 55% of the lowest two trading price of common stock during the 25 days preceding the date of conversion. Loan proceeds amounting to $5,250 were paid directly to the investor’s counsel for transaction preparation. Principal and accrued interest was $55,250 and 145 as of December 31, 2014, respectively.

	Note dated February 18, 2014	Note dated April 24, 2014	Note dated June 16, 2014	Note dated July 28, 2014	Note dated September 5, 2014	Note dated September 18, 2014	Note dated November 5, 2014	Note dated November 17, 2014	Note dated December 19, 2014	Notes as of December 31, 2014
Cash received	24,903	17,000	42,500	27,000	26,500	47,500	60,000	32,500	50,000	327,903
Loan proceeds paid directly to service providers	22,597	25,500	10,500	5,250	11,000	2,500	3,000	10,500	5,250	96,097
Total face amount	47,500	42,500	53,000	32,250	37,500	50,000	63,000	43,000	55,250	424,000
Default amount	-	-	-	-	-	-	-	-	-	-
Total amount	47,500	42,500	53,000	32,250	37,500	50,000	63,000	43,000	55,250	424,000
Payment	(65,916)	(59,500)	(74,200)	-	-	-	-	-	-	(199,616)
Penalty	23,750	17,000	21,200	-	-	-	-	-	-	61,950
Gain on settlement of the note	(5,334)	-	-	-	-	-	-	-	-	(5,334)
Lees: Unamortized discount	-	-	-	-	-	-	-	-	-	-
Total convertible note, net	-	-	-	32,250	37,500	50,000	63,000	43,000	55,250	281,000

On March 20, 2014, the Company acquired crushing plant machinery from a third party, at a cost of $320,000 (See Note 5).  In connection with the transaction, the Company is scheduled to make payments to the third party through 2015.  As of December 31, 2014, the Company had made payments amounting to $50,000, which resulted in a due to of $270,000 in the Company’s consolidated balance sheet under accounts payable and accrued liabilities.  The due to is non-interest bearing.

NOTE 9-RELATED PARTY TRANSACTIONS

Related Party Debt

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

On March 27, 2013, Ararat, LLC agreed to cancel the entire debt balance in exchange for 1,500,000 preferred B shares of New Colombia Resources. These shares can be exchanged for 1,500,000 common shares within the next 19 months. If, at the end of 19 months, the 1,500,000 common shares have a value less than $600,000, the Company will issue additional shares, which, when added to the aforementioned 1,500,000 shares, will total $600,000 at 90% of the average bid price of the trailing ten days. The Company evaluated the aforementioned debt modification under FASB ASC 470-50 and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an increase in the fair value of the conversion option of more than 10%. In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a conversion of principal and accrued interest of $348,634 and $53,290, respectively, a loss on settlement of debt of $198,076, and a related make whole liability of $550,000 was recorded as a provision for the aforementioned 1,500,000 common shares having a market value of less than $600,000 as of June 30, 2014.

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

As a result of the above Debt Settlement Agreement and Royalty Agreement, the Company reversed the Make Whole Liability of $555,000 and recognized a current liability of $660,000 for the effective elimination of the obligation to fulfill requirements under the Make Whole Liability obligation. The Company recognized $105,000 in royalty expense related to the amended agreement during the year ended December 31, 2014. See Note 9, Fair Value Measurements, for further details regarding the Make Whole Liability.

Related Party Transactions

As of December 31, 2013, the accounts payable and accrued liabilities-related parties balance represents expenses which were paid directly by and owed to an officer of the Company. As of December 31, 2013, the accrued liabilities and accrued interest-related parties balance was $240,007, which is composed of $47,724 of expenses which were paid directly by and owed to an officer of the Company, $192,012 in accrued salaries and expenses payable to an officer and former officers of the Company, and $271 of accrued interest.

On July 15, 2013, the Company issued 500,000 common shares to a family member of the Company’s President for the purchase of a vehicle. The shares (and the related vehicle) were valued at $12,500.

During 2013, 20,000,000 options held by two former officers of the Company were cancelled.

As of December 31, 2014, the accounts payable and accrued liabilities-related parties balance represents expenses which were primarily paid directly to current and former officers of the Company. As of December 31, 2014, the accrued liabilities and accrued interest-related parties balance was composed of $53,713 in accrued salaries and expenses payable to the Company’s current Chief Executive Officer, as well as expenses payable to a consulting company owned by the Company’s current Chief Executive Officer.

On July 25, 2014, the Company issued 250,000 shares of restricted common stock to one of its Directors for services provided to the Company.

On September 22, 2014, the Company issued 78,856 shares of Preferred Series B Stock for related party obligations to the Company’s current Chief Executive Officer for obligations, salaries, and services provided during the year ended December 31, 2014, pursuant to the officer’s employment agreement.

On September 29, 2014, the Company entered in a Royalty Agreement with its Chief Executive Officer and Director, Mr. Campo.  Pursuant to the Royalty Agreement the Company received $50,000 in cash as a contribution, and provided to Mr. Campo guaranteed royalty payments for a period of 60 months beginning the first month of production of assets from certain properties in Colombia held by the Company. There has been no production as of December 31, 2014.

NOTE 10-SHAREHOLDERS' EQUITY

Preferred Stock Series A

There are 20,000,000 shares of authorized preferred stock. During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to the Company’s former Chief Executive Officer for services. The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends. The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25, and ASC 815-10-25, and determined that equity classification was appropriate. As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into. As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense. During 2013, the Company issued an aggregate of 14,066,667 shares and cancelled 9,913,333 shares. The Company determined the aggregate incremental cost of the share issuance to be $570,721. During the year ended December 31, 2014, the Company issued an aggregate of 42,608,335 common shares.  The Company determined the aggregate incremental cost of the share issuance to be $807,943, which is included as a component of stock-based compensation in the Company’s consolidated statement of changes in shareholders’ deficit and as a component of stock-based compensation in the Company’s consolidated statement of cash flows as of and for the year ended December 31, 2014.

Preferred Stock Series B

During 2013, the Company issued 1,500,000 Preferred Series B shares and a make whole agreement in exchange for the cancellation of an Ararat, LLC debt balance of $401,924. The shares are convertible into 1,500,000 shares of common stock within 19 months of issuance of the preferred stock. The make whole liability guarantees the holder value of $600,000 resulting in a make whole liability at December 31, 2013 of $555,000. At issuance, the shares were valued at $68,850 and when combined with the make whole liability of $555,000, a resulting loss on settlement of debt amounting to $221,926 was recognized. The $68,850 is included in the loss on settlement of debt in the statement of stockholders deficit as of December 31, 2013.  See Note 11 –Fair Value Measurements and Notes 8 and 9–Debt and Related Party Transactions, respectively, regarding further details related to the make whole liability obligations.

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

A total of 687,000 shares of Preferred Series B Stock was issued to certain vendors for services totaling $171,810, a total of 234,636 shares of Preferred Series B Stock was issued to the Company’s former Chief Executive Officer pursuant to the terms of his employment agreement for services totaling $171,810, and 78,856 shares of Preferred Series B Stock for related party obligations to the Company current Chief Executive Officer.  See Notes 8 and 9–Debt and Related Party Transactions, respectively, for further details regarding settlement of related party transactions.

Common Stock

During 2013, the Company issued 1,000,000 common shares to an officer of the Company for accrued but unpaid salary of $44,240. The shares were valued at $69,900, and a resulting loss on settlement of accrued liabilities amounting to $25,660 was recognized.

During 2013, the Company issued 400,000 common shares in a conversion of a third party debt balance, along with accrued but unpaid interest. The shares were valued at $10,000. See Note 8.

During 2013, the Company issued 1,666,667 common shares to a former officer of the Company for consulting services. The shares were valued at $50,000.

During 2013, the Company issued 300,000 common shares to a third party for consulting services. The shares were valued at $11,400.

During 2013, the Company sold an aggregate of 6,950,000 common shares to third parties. The aggregate purchase price was $173,750.

During 2013, the Company issued 500,000 common shares to a family member of the Company’s President for the purchase of a vehicle. The shares (and the related vehicle) were valued at $12,500. See Note 8.

During 2013, the Company issued 3,500,000 common shares in a conversion of the 3,500,000 shares of the Company’s Series B Convertible Preferred stock.

During 2013, the Company cancelled 9,380,000 common shares for services having not been rendered.

During 2013, the Company cancelled 533,333 common shares related to a consulting agreement.

During 2013, related parties contributed capital through forgiveness of debt in the amount of $94,851. See Note 8 for details.

During 2014, the Company issued 3,708,334 common shares to a former officer of the Company for consulting services. The shares were valued at $50,000.

During 2014, the Company issued a total of 500,000 common shares, of which 250,000 common shares were issued to a third party for consulting services, and 250,000 common shares were issued to a Director of the Company for services provided to the Company. The shares were valued at $4,525.

During 2014, the Company sold an aggregate of 38,400,001 common shares to third parties. The aggregate purchase price was $290,500.

Stock Options

During 2011, an aggregate of 5,000,000 options with a fair value of $50,000 were issued to John Campo, President, as part of his employment agreement. The shares have a strike price of $0.10/share and the options have no expiration date. The options vest equally over three years. During 2013, 20,000,000 options held by two former officers of the Company were cancelled. For the year ended December 31, 2014, $4,167 was expensed as stock-based compensation. For the year ended December 31, 2013, $16,668 was expensed as stock-based compensation.

On October 21, 2014, the Company entered an option agreement with a third party, for up to a total of $300,000 with 6,000,000 fully paid and non-assessable shares of common stock at the price of $0.05 per share. This option may be exercised at any time commencing on January 10, 2015 to and include December 31, 2015.

On October 21, 2014, the Company entered an option agreement with a third party, for up to a total of $250,000 with 25,000,000 fully paid and non-assessable shares of common stock at the price of $0.01 per share. This option may be exercised at any time commencing on October 25, 2014 to and include March 31, 2015.

On October 21, 2014, the Company entered an option agreement with a third party, for up to a total of $220,000 with 36,666,667 fully paid and non-assessable shares of the common stock at the price of $0.006 per share. This option may be exercised at any time commencing on November 1, 2014 to and include February 28, 2015.

On October 21, 2014, the Company entered an option agreement with a third party, for up to a total of $200,000 with 8,000,000 fully paid and non-assessable shares of common stock at the price of $0.025 per share. This option may be exercised at any time commencing on January 10, 2015 to and include June 30, 2015.The fair value of the options granted during 2014 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Estimated market value of stock on grant date (1)	$0.02
Risk-free interest rate range (2)	0.02% – 0.10%
Dividend yield (3)	0.00%
Volatility factor (4)	267.25%
Expected life range (5)	0.36 – 1.19 years
Expected forfeiture rate (6)	10.0%

(1) The estimated market value of the stock on the date of grant was based on the reported public market prices.

(2) The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the option on date of grant.

(3) Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

(4) The volatility factor was estimated by management using the trading history of the Company’s common stock.

(5) The expected life was estimated by management as the midpoint between the vesting date and the expiration date of the options.

(6) Management estimated that the forfeiture rate at 10% based on its experience with companies in similar industries and regions.

During the year ended December 31, 2014, the Company recognized stock option expense of $599,088.

During 2014, an aggregate of 15,500,000 options with weighted average exercise price $0.01 per share were exercised. For the year ended December 31, 2014, exercisable option balance was 65,166,667

The following table summarizes the Company’s stock options:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Exercisable	Weighted Average Remaining Life
Balance, December 31, 2012	25,000,000	$0.10	250,000	9,583,333	No Expiration
Granted	-	-
Expired	-	-
Exercised	-	-
Cancelled	(20,000,000)	0.10
Balance, December 31, 2013	5,000,000	$0.10	-	4,583,333	No Expiration
Granted	75,666,667	0.01
Expired	-	-	-
Exercised	(15,500,000)	0.01	-
Cancelled	-	-	-
Balance, December 31, 2014	65,166,667	$0.02	-	65,166,667	0.33 years

NOTE 11-FAIR VALUE MEASUREMENTS

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

Make Whole Liability/Other Liability

As a result of a Debt Settlement Agreement and Royalty Agreement, the Company reversed the Make Whole Liability of $555,000 and recognized a current liability of $660,000 for the effective elimination of the obligation to fulfill requirements under the Make Whole Liability obligation. The Company recognized $105,000 in royalty expense related to the amended agreement during the year ended December 31, 2014. See Notes 8 and 9–Debt and Related Party Transactions, respectively, for further details regarding the Make Whole Liability.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2014, respectively:

	December 31, 2013 and December 31, 2014, respectively
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Make Whole Liability - 2013	$555,000	$-	$-	$555,000
Other Liability - 2014	$660,000	$-	$-	$660,000

NOTE 12-DERIVATIVES LIABILITES

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

The note became convertible on April 21, 2014. During the year ended December 31, 2014, a gain of $71,250 was recognized, and the related note was subsequently paid off, which resulted in a derivative liability of $0 as of December 31, 2014.

The following tables set forth the changes in the fair value measurements of our Level 3 derivative liabilities during the year ended December 31, 2014:

	December 31, 2013	Increase (Decrease) in Fair Value of Derivative Liability	Settlement of Derivative Liability	December 31, 2014
Derivative liability–convertible note	$-	$71,250	$(71,250)	$-

The following table summarizes the Company’s derivative liability during the year ended December 31, 2014:

Derivative liability–convertible note	Amount
Derivative liability as of December 31, 2013	$-
Derivative liability recognized as debt discount	71,250
Gain on settlement of derivative liability	(71,250)
Derivative liability as of December 31, 2014	$-

NOTE 13-INCOME TAX EXPENSE

At December 31, 2014, the Company had unused federal and state net operating loss carryforwards available of approximately $1,500,000, which may be applied against future taxable income, if any, and which expire in various years through 2034.

The Company’s deferred tax assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Benefit from net operating losses	$499,988	$352,179
Valuation allowance	(499,988)	(352,179)
Net tax expense	$-	$-

NOTE 14-SUBSEQUENT EVENTS

On January 9, 2015, the Company entered into a Stock Purchase Agreement with a third party for the purchase of 2,500,000 shares of common stock for a purchase price of $15,000.

On January 15, 2015, the Company issued 650,000 shares to a former officer of the Company, pursuant to a Consulting Agreement dated January 1, 2013, for services rendered between March 2014 and September 2014.

On January 21, 2015, the Company entered into a Stock Purchase Agreement with a third party for the purchase of 500,000 shares of common stock for a purchase price of $5,000.

On January 26, 2015, the Company entered into a Stock Purchase Agreement with a third party for the purchase of 600,000 shares of common stock for a purchase price of $4,800.

On January 29, 2015, the Company entered into a Securities Purchase Agreement with a third party KBM Worldwide, Inc. for the purchase of an 8% Convertible Note in an amount of $54,000.

On February 11, 2015, the Company entered into a Stock Purchase Agreement with a third party for the purchase of 2,500,000 shares of common stock for a purchase price of $15,000.

On March 2, 2015, the Company entered into a Stock Purchase Agreement with at third party for the purchase of 1,500,000 shares of common stock for a purchase price of $9,000.

On March 10, 2015, the Company received a notice from KBM Worldwide, Inc. to convert $12,000 of debt, pursuant to a Note dated September 5, 2014, to 2,181,818 shares of common stock.

On March 11, 2015, the Company cancelled 425,000 Preferred B shares previously issued to Clinton Hall LLC on December 17, 2014.

On March 17, 2015, the Company entered into a Stock Purchase Agreement with a third party for the purchase of 2,000,000 shares of common stock for a purchase price of $10,000.

March 19, 2015, the Company entered into a Stock Purchase Agreement with a third party for the purchase of 1,000,000 shares of common stock for a purchase price of $9,000.

On March 25, 2015, the Company agreed to issue 3,125,000 shares of common stock to Bold Leego Enterprises, Inc. pursuant to a conversion of $12,500 of debt originating from a Promissory Note dated September 18, 2014.

On April 7, 2015, the Company entered into a Stock Purchase Agreement with a third party for the purchase of 2,500,000 shares of common stock for a purchase price of $12,500.

On April 15, 2015, the Company received a Notice of Default from KBM Worldwide, Inc., which states that due to the Company’s failure to file its Annual Report on a timely basis, the Company is in default under Convertible Promissory Notes held by KBM Worldwide, Inc. As a result, the related outstanding principal balance, which amounted to a total of $68,500 prior to default, was increased by 150% to $102,750. This default balance, along with accrued default interest, is due to KBM Worldwide, Inc. In addition, KBM Worldwide, Inc. has the right to convert the default balance into common shares of the Company’s stock.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2014 as is identified below.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 as is described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was not effective as December 31, 2014 due to the existence of material weaknesses. The material weaknesses identified include the following:

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

•

Lack of appropriate segregation of duties;

•

Limited capability to interpret and apply accounting principles generally accepted in the United States;

•

Lack of formal accounting policies and procedures that include multiple levels of review; and

•

Failure to properly record transactions related to asset acquisitions, derivative liabilities, and equity based payments to employees and non-employees.

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

ITEM 9B. OTHER INFORMATION

In July of 2013, the Company entered into an agreement to purchase a 50% interest in a farm in Colombia.  The purchase price for the 50% interest was $600,000.  In order to complete the transaction, the Company was required to pay an initial $200,000 in cash on or before December 31, 2014, with the remaining $400,000 to be paid in the Company’s common stock.  The Company was unable to pay the entire cash payment of $200,000, but did make payments in an aggregate amount of approximately $29,200 through April of 2014.  The Seller has entered into a separate sales contract with a third party, effectively removing the Company from the transaction.  The Company has entered into arbitration, and the arbitration hearing is to take place on March 24, 2015 in Colombia,

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

John Campo	44	Director and President
Erasmo Almanza	72	Director
Jose Ramirez	35	Director

The above listed officers and directors are not involved, and have not been involved in the past five years, in any legal proceedings that are material to an evaluation of their ability or integrity.

DESCRIPTION

Background Information about Our Officers and Directors

John Campo, President of New Colombia Resources, Inc., has been involved in public companies for over 20 years. He began his career as a registered representative with a boutique firm in Baltimore, MD.  He was President of Elite Equity Marketing, a public relations firm catering to emerging growth companies, from 2001-2008 with offices in Towson, MD and North Miami Beach, FL. He later began Wall Street International focusing on creating awareness for international companies trading in the U.S. In 2009, he introduced Mr. Erasmo Almanza, a Colombian national with coal mining concessions, to VSUS Technologies Inc. n/k/a New Colombia Resources, Inc. to roll up coal mining concessions and get them into production. Mr. Campo is a Colombian American who resides in Sunny Isles Beach, FL and Barranquilla, Colombia.

Erasmo Almanza, Director, is a citizen of the Republic of Colombia.  He is a retired petroleum engineer with 40 years experience in the oil and coal industries in Colombia and the United States. He has been exploring for coal in Guaduas, Cundinamarca for over 15 years. He has held several management positions within the energy sector including BAROID International Co. and Core Laboratories International in Houston, TX. He was general manager of Ingepetrol and Compañía Minera Vizcaya in Colombia. He was City Manager and Secretary of Public Works for the State of Arauca. Mr. Almanza earned a Bachelor Degree in Petroleum Engineering from the Universidad America in Bogota, Colombia.

Jose Ramirez, Director, has been a financial controller for several companies in Miami, FL.  He advises the company on accounting issues.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table discloses, for the fiscal years ended December 31, 2014, 2013, certain compensation paid and accrued to our named executive officers and our former executive officers.

Name and Principal Position	Year	Salary and Other Annual Compensation ($)

John Campo, President and Director	2014	$60,000
	2013	$60,000
Cherish Adams, Former Sec/Treasurer and Director	2014	$0
	2013	$0
Kyle Gotshalk, former CEO and Director	2014	$0
	2013	$0

These amounts are accrued and unpaid per the employment agreements with the Company.

The following table provides information on option/SAR grants during the fiscal year ended December 31, 2014 to our named executive officers.  There were no option/SAR grants during the fiscal year ended December 31, 2013.

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

Long-Term Incentive Awards

We made no long-term incentive awards to our named executive officers in the fiscal year ended December 31, 2014.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

John Campo has an employment agreement with the company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 125,008,477 common shares were issued and outstanding as of December 31, 2014.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

John Campo (3)	11,000,000	8.8%
Erasmo Almanza (4)	5,606,412	4.5%
Jose Ramirez (4)	250,000	0.2%
All Officers and Directors as a Group	16,856,412	13.48%
Yorktown Consultancy (55) 3435 W. Fairview Street Miami, FL 33133	7,599,256	6.1%
Gregory Walsh 2065 Fairway Close Terr Lawrenceville, GA 30043	11,800,000	9.4%

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

(4)

Erasmo Almanza and Jose Ramirez are Directors of the Company.

(5)

The owner of Yorktown Consultancy is Ingrid Charbit.

Preferred A Stock

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

John Campo (3)	10,000,000	100.00%

All Officers and Directors as a Group	10,000,000	100.00%

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

Preferred B Stock

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)	Class

Ararat, LLC (2)(5) 1200 Butler Creek Road Ashland, OR 97520	1,500,000	60.0%

Clinton Hall LLC (3)(5) 1200 Butler Creek Road Ashland, OR 97520	425,000	17.0%

Kyle Gotshalk (3)(4) 1200 Butler Creek Road Ashland, OR 97520	234,636	9.4%

Top Flight Consulting LLC (3)(4) 1200 Butler Creek Road Ashland, OR 97520	34,000	1.4%

Cherish Adams (3)(4) 1200 Butler Creek Road Ashland, OR 97520	228,000	9.1%

John Campo 251 174th Street, #816 Sunny Isles Beach, FL 33160	78,856	3.2%

(1)

All ownership is beneficial and of record, unless indicated otherwise.

(2)

The Series B Preferred stock holds no voting rights, and is convertible into Common stock on a 1 for 1 basis.

(3)

The Series B Preferred stock holds no voting rights, and is convertible into Common stock on a 1 Preferred share to 10 Common share basis.

(4)

Kyle Gotshalk and Cherish Adams are former officers of the Company.  Top Flight Consulting LLC is owned by Kyle Gotshalk.

(5)

The principals of Ararat LLC and Clinton Hall LLC are family members of Kyle Gotshalk and Cherish Adams.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP, Certified Public Accountants billed an aggregate of $11,500 for the year ended December 31, 2014 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2015.

New Colombia Resources, Inc.

By: /s/ John Campo

John Campo, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Campo

President Chief Executive Officer,

     April 28, 2015

John Campo

Chief Financial Officer and Director

Date

Title