Form 10-K/A
period 2014-12-31
NEW COLOMBIA RESOURCES INC
filed 2015-05-01
CIK 772370

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

Explanatory Note

New Colombia Resources, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 30, 2015 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

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

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES

The following financial information is filed as part of this report:

(a)

(1)

FINANCIAL STATEMENTS

(2)

SCHEDULES

(3)

EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101	XBRL (eXtensible Business Reporting Language)*

* Filed herewith.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2015.

New Colombia Resources, Inc.

By: /s/ John Campo

John Campo, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed   below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Campo

President Chief Executive Officer,

     May 1, 2015

John Campo

Chief Financial Officer and Director

Date

Title

4