Form 10-Q
period 2015-03-31
NEW COLOMBIA RESOURCES INC
filed 2015-05-20
CIK 772370

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2015

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

Yes        .  No  X .

As of May 20, 2015, registrant had outstanding 154,344,474 shares of the registrant's common stock.

NEW COLOMBIA RESOURCES, INC.

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

NEW COLOMBIA RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	March 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$567	$1,627
Prepaid expenses and other current assets	-	16,067
Total Current Assets	567	17,694

Non-Current Assets
Equipment, net of accumulated depreciation of $4,492 and $3,823, respectively	349,287	329,209
Investment in properties	56,344	56,344
Mining rights	100,000	100,000
Equity method investment	28,250	23,120
TOTAL ASSETS	$534,448	$526,367

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$345,625	$349,401
Accounts payable and accrued interest – related parties	53,084	53,713
Other liability	660,000	660,000
Short-term convertible debt	240,802	281,000
Derivative liabilities	90,117	-
Total Current Liabilities	1,389,628	1,344,114

Total Liabilities	1,389,628	1,344,114

Stockholders' Deficit:
Preferred stock, $0.001 par value (shares authorized-20,000,000; 10,000,000 shares undesignated) Series A Convertible: 10,000,000 shares designated; 10,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	10,000	10,000
Preferred stock, $0.001 par value (shares authorized-10,000,000; -0- shares undesignated) Series B Convertible: 10,000,000 shares designated; 2,500,492 shares issued and outstanding at March 31, 2015 and December 31, 2014	2,500	2,500
Common stock, $0.001 par value (shares authorized-500,000,000); 142,081,962 and 125,008,477 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	142,083	125,008
Additional paid-in capital	27,232,532	26,926,947
Deficit accumulated	(28,217,316)	(27,861,165)
Total Stockholders’ Deficit of New Columbia Resources, Inc.	(830,201)	(796,710)

Non-controlling interest	(24,979)	(21,037)
Total Stockholders’ Deficit	(855,180)	(817,747)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$534,448	$526,367

See accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Ended
	March 31,	March 31,
	2015	2014

Revenues	$-	$-

Operating Expenses
Geology and engineering	2,665	-
Royalty expense	19,250	-
Depreciation expense	669	669
General and administrative	264,071	105,359
Total Operating Expenses	286,655	106,028

Loss from Operations	(286,655)	(106,028)

Loss on settlement of debt	-	7,500
Interest expense	64,193	427
Gain on derivatives	(2,325)	-
Loss from equity investment	11,570	-

Net loss	$(360,093)	$(113,955)

Net loss attributable to non-controlling interest	3,942	-

Net loss attributable to New Columbia Resources, Inc.	(356,151)	(113,955)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of
shares outstanding-
basic and diluted	132,252,568	83,016,809

See accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss for the period	$(360,093)	$(113,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation	207,692	78,260
Depreciation expense	669	669
Loss from equity investment	11,570	-
(Gain) loss on settlement of make whole liability and/or debt	-	7,500
Gain on derivative liability	(2,325)	-
Amortization of discount on convertible debenture	58,052	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	11,224	9,280
Accounts payable and accrued interest – related parties	(629)	(24,637)
Net cash used in operating activities	(73,840)	(42,883)

Cash Flows from Investing Activities
Investment in properties	-	(7,763)
Equity investment	(16,700)	-
Purchase of fixed assets	(4,680)	(10,000)
Net cash used in investing activities	(21,380)	(17,763)

Cash Flows from Financing Activities
Payments on convertible debentures	(8,000)	-
Proceeds received on convertible debt	39,000	24,903
Issuance of shares for cash	61,800	47,500
Contribution from officer	1,360	-
Net cash provided by financing activities	94,160	72,403

Increase (Decrease) in Cash and Cash Equivalents	(1,060)	11,757
Cash and Cash Equivalents--Beginning of Period	1,627	-
Cash and Cash Equivalents--End of Period	$567	$11,757

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities
Common stock issued for conversion of debentures	$24,500	$-
Debt discount from derivative liabilities	$119,750	$-
Loan proceeds paid directly to services providers	$15,000	$22,597
Settlement of derivative liabilities through conversion of related notes	$27,308	$-
Reclass from prepaid expenses to equipment	$16,065	$-

See the accompanying notes to the unaudited Consolidated Financial Statements

NEW COLOMBIA RESOURCES, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of New Colombia Resources, Inc. (“New Colombia Resources” or the “Company”) (formerly VSUS Technologies, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC.  In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations for the interim period presented herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or for any future period.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

NOTE 2-GOING CONCERN

During the three months ended March 31, 2015, New Colombia Resources, Inc. has not been able to generate cash flows sufficient to support its operations, and has been dependent primarily on debt and equity financing.  In addition to negative cash flow from operations, New Colombia Resources has experienced recurring losses and had an accumulated deficit of $28,217,316 as of March 31, 2015.  These conditions raise substantial doubt as to New Colombia Resources’ ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if New Colombia Resources is unable to continue as a going concern.

NOTE 3-EQUIPMENT

Major classes of equipment, together with their estimated useful lives, consisted of the following:

	Years	March 31, 2015	December 31, 2014
Vehicle	5	$12,500	$12,500
Furniture and equipment	3	532	532
Crushing plant machinery	-	320,000	320,000
Construction in process	-	20,747	-
Total		353,779	333,032
Less: accumulated depreciation		(4,492)	(3,823)
Net equipment		$349,287	$329,209

On March 20, 2014, the Company acquired crushing plant machinery from a third party, at a cost of $320,000.  In connection with the transaction, the Company is scheduled to make payments to the third party through 2015.  For the three months ended March 31, 2015, the Company made payments amounting to $20,900.  The due to in the Company’s consolidated balance sheet under accounts payable and accrued liabilities was $249,100 and $270,000 as of March 31, 2015 and December 31, 2014, respectively.  The due to is non-interest bearing.  See Note 6.

Depreciation expense was $669 and $669 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 4-INVESTMENT IN PROPERTIES

The Company has made certain investments in Colombia, related primarily to investments in local farms.  As of March 31, 2015 and December 31, 2014, investment in properties was $56,344 and $56,344, respectively.

NOTE 5-EQUITY METHOD INVESTMENT

Effective December 1, 2014, the Company acquired 50% of ownership interest in Sannabis SAS, a Colombian entity, for consideration of $25,000.  The Company agreed to a total contribution of $125,000 for the 50% ownership.  Through March 31, 2015, the Company had only contributed $41,700.  The Company agreed to the acceptance of the ownership as of December 1, 2014, receiving 50% ownership of Sannabis SAS.

In accordance with U.S GAAP, the Company has adopted the equity method of accounting.  Under the equity method of accounting, the Company records the investment at cost.  The Company’s investment in the entity is increased by additional contributions to the entity, as well as its proportionate share of earnings in the entity.  Conversely, the Company’s investment is decreased by distributions made by the Company, and by its proportionate share of losses.  For the three months ended March 31, 2015, the Company made contributions totaling $16,700.  For the three months ended March 31, 2015, the Company’s proportionate share of losses in the investment was $11,570.  The Company has made no distributions, nor has it made any additional contributions as of the balance sheet date.

NOTE 6-DEBT

On July 28, 2014, the Company issued a convertible promissory note to a third party in the amount of $32,250.  The note accrues interest at the rate of 8% per annum and has a maturity date of April 28, 2015.  The note is convertible after 180 days from the date of issuance at 55% of the average lowest two-day trading price of common stock during the 25 days preceding the date of conversion.  Loan proceeds amounting to $5,250 were paid directly to service providers at the time of issuance.  On January 24, 2015, the loan became convertible and a related derivative liability was recorded (See Note 10).  On March 3, 2015, the Company repaid $8,000 of the principle amount of the note.  Principal and accrued interest was $24,250 and $1,690 as of March 31, 2015, respectively.  Principal and accrued interest was $32,250 and $1,103 as of December 31, 2014, respectively.  For the three months ended March 31, 2015, the amortization of the related discount from this convertible note was $25,027, with the unamortized discount being $7,223 as of March 31, 2015.

On September 5, 2014, the Company issued a convertible promissory note to a third party in the amount of $37,500.  The note accrues interest at the rate of 8% per annum and has a maturity date of June 9, 2015.  The note is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion.  Loan proceeds amounting to $11,000 were paid directly to service providers at the time of issuance.  On March 4, 2015, the loan became convertible and a related derivative liability was recorded (See Note 10).  On March 10, 2015, the third party converted $12,000 of the principal amount of the note into 2,181,818 shares of the Company’s common stock.  Principal and accrued interest was $25,500 and $1,646 as of March 31, 2015, respectively.  Principal and accrued interest was $37,500 and $962 as of December 31, 2014, respectively.  For the three months ended March 31, 2015, the amortization of the related discount from this convertible note was $19,098, with the unamortized discount being $18,402 as of March 31, 2015.

On September 18, 2014, the Company issued a convertible promissory note to a third party in the total amount of $50,000.  The note accrues interest at the rate of 8% per annum and has a maturity date of September 24, 2015.  The note is convertible into common stock at a discount of 50%.  Loan proceeds amounting to $2,500 were paid directly to service providers at the time of issuance.  On March 25, 2015, the loan became convertible, and the third party converted $12,500 of the principal amount of the note into 3,125,000 shares of the Company’s common stock.  Concurrently, a related derivative liability was recorded (See Note 10).  Principal and accrued interest was $37,500 and $1,641 as of March 31, 2015, respectively. Principal and accrued interest was $50,000 and $1,140 as of December 31, 2014, respectively.  For the three months ended March 31, 2015, the amortization of the related discount from this convertible note was $13,927, with the unamortized discount being $36,073 as of March 31, 2015.

On November 5, 2014, the Company entered into a securities purchase agreement with a third party, whereby the Company shall issue an 8% convertible note in an aggregate principal amount of $63,000, convertible into shares of common stock of the Company.  The note has a maturity date of November 5, 2015.  The third party, at their option, any time after 180 days after full payment of the agreed upon cash, may convert all or any amount of the principal face amount of the note into shares of the Company’s common stock at a price equal to 55% of the lowest trading price of the Company’s common stock on the national Quotations Bureau (“OTCQB”) exchange or any exchange upon which the Company’s stock is traded, for the twenty prior trading days, including the day upon which notice of conversion is received by the Company.  As a result of the agreement, the Company received $60,000 in cash, not including an additional $3,000 in legal fees paid by the third party purchaser of the convertible notes at the time of issuance.  Principal and accrued interest was $63,000 and $2,016 as of March 31, 2015, respectively.  Principal and accrued interest was $63,000 and $773 as of December 31, 2014, respectively.

On November 17, 2014, the Company issued a convertible promissory note to a third party in the amount of $43,000.  The note accrues interest at the rate of 8% per annum and has a maturity date of August 18, 2015.  The note is convertible after 180 days from the date of issuance at 55% of the lowest three-day trading price of common stock during the 10 days preceding the date of conversion.  Loan proceeds amounting to $10,500 were paid directly to the investor’s counsel for transaction preparation at the time of issuance.  Principal and accrued interest was $43,000 and $1,263 as of March 31, 2015, respectively.  Principal and accrued interest was $43,000 and $415 as of December 31, 2014, respectively.

On December 19, 2014, the Company issued a convertible promissory note to a third party in the amount of $55,250.  The note accrues interest at the rate of 8% per annum and has a maturity date of September 19, 2015.  The note is convertible after 180 days from the date of issuance at 55% of the lowest two-day trading price of common stock during the 25 days preceding the date of conversion.  Loan proceeds amounting to $5,250 were paid directly to the investor’s counsel for transaction preparation at the time of issuance.  Principal and accrued interest was $55,250 and $1,235 as of March 31, 2015, respectively.  Principal and accrued interest was $55,250 and $145 as of December 31, 2014, respectively.

On January 29, 2015, the Company issued a convertible promissory note to a third party in the amount of $54,000.  The note accrues interest at the rate of 8% per annum and has a maturity date of November 2, 2015.  The note is convertible after 180 days from the date of issuance at 55% of the average of the lowest three-day trading price of the common stock during the 10 days preceding the date of conversion.  Loan proceeds amounting to $15,000 were paid directly to services providers at the time of issuance.  Principal and accrued interest was $54,000 and $722 as of March 31, 2015, respectively.  Principal and accrued interest was $0 as of December 31, 2014.

	Note dated July 28, 2014	Note dated September 5, 2014	Note dated September 18, 2014	Note dated November 5, 2014	Note dated November 17, 2014	Note dated December 19, 2014	Note dated January 29, 2015	Notes as of March 31, 2015
Cash received	27,000	26,500	47,500	60,000	32,500	50,000	39,000	282,500
Loan proceeds paid directly to service providers at time of issuance	5,250	11,000	2,500	3,000	10,500	5,250	15,000	52,500
Total face amount	32,250	37,500	50,000	63,000	43,000	55,250	54,000	335,000
Payments	(8,000)	-	-	-	-	-	-	(8,000)
Conversions	-	(12,000)	(12,500)	-	-	-	-	(24,500)
Unamortized debt discount	(7,223)	(18,402)	(36,073)	-	-	-	-	(61,698)
Total convertible note, net	17,027	7,098	1,427	63,000	43,000	55,250	54,000	240,802

On March 20, 2014, the Company acquired crushing plant machinery from a third party, at a cost of $320,000.  In connection with the transaction, the Company is scheduled to make payments to the third party through 2015.  For the three months ended March 31, 2015, the Company made payments amounting to $20,900.  The due to in the Company’s consolidated balance sheet under accounts payable and accrued liabilities was $249,100 and $270,000 as of March 31, 2015 and December 31, 2014, respectively.  The due to is non-interest bearing.  See Note 3.

NOTE 7-RELATED PARTY TRANSACTIONS

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

On March 27, 2013, Ararat, LLC agreed to cancel the entire debt balance in exchange for 1,500,000 preferred B shares of New Colombia Resources.  These shares can be exchanged for 1,500,000 common shares within the next 19 months.  If, at the end of 19 months, the 1,500,000 common shares have a value less than $600,000, the Company will issue additional shares, which, when added to the aforementioned 1,500,000 shares, will total $600,000 at 90% of the average bid price of the trailing ten days.  The Company evaluated the aforementioned debt modification under FASB ASC 470-50, and determined that the modification qualified as an extinguishment of debt due to substantial modifications, which included, an increase in the fair value of the conversion option of more than 10%.  In accordance with FASB ASC 470-50-40-2, the extinguishment of debt was accounted for as a conversion of principal and accrued interest of $348,634 and $53,290, respectively, a loss on settlement of debt of $198,076, and a related make whole liability of $550,000 was recorded as a provision for the aforementioned 1,500,000 common shares having a market value of less than $600,000 as of June 30, 2014.

On September 11, 2014, the Company and Ararat, LLC entered into the Amended of the Debt Settlement Agreement and Royalty Agreement (the “Ararat Debt Settlement Agreement”), which supersedes and replaces the Debt Settlement Agreement dated March 27, 2013.  The Ararat Debt Settlement Agreement provided for the resolution of all debt and mutual release of all liabilities between the Company and Ararat for future Royalty interest payments totaling $660,000 from the sales of future production from certain gravel and coal mines held by the Company, of which $80,000 must be received by Ararat, LLC by March 31, 2015.  Should the Company fail to remit the $80,000 by March 31, 2015, Ararat, LLC will retain its rights to convert the Preferred stock shares pursuant to the agreements dated, November 14, 2012 and March 27, 2013.  Should Ararat, LLC fail to convert its shares prior to November 15, 2015, pursuant to the Debt Settlement Agreement and Royalty Agreement, Ararat, LLC will relinquish all rights to do so thereafter.

As a result of the above Debt Settlement Agreement and Royalty Agreement, the Company reversed the Make Whole Liability and recognized a current liability of $660,000 for the effective elimination of the obligation to fulfill requirements under the Make Whole Liability obligation.  Through March 31, 2015, the Company has recognized a total of $124,250 in royalty expense related to the amended agreement.  See Note 9 for further details regarding the Make Whole Liability.

Related Party Transactions

On September 29, 2014, the Company entered into a Royalty Agreement with its Chief Executive Officer and Director, John Campo.  Pursuant to the Royalty Agreement, the Company received $50,000 in cash as a contribution, and provided to Mr. Campo guaranteed royalty payments for a period of 60 months, beginning the first month of production of assets from certain properties in Colombia held by the Company.  There had been no production as of March 31, 2015.

On January 2, 2015, the Company entered into a consulting agreement with Kyle Gotshalk (the “Consultant”) (a former officer).  This agreement was an amendment to an original consulting agreement dated January 1, 2013.  As per the 2015 agreement, the Company agrees to compensate the Consultant with an amount of shares of the Company’s common stock equal to an amount of approximately $12,500 each quarter.  However, if the stock price reaches $0.25, then 100,000 shares of the Company’s common stock would be issued.  Should the stock price change, then the Company will adjust the amount of shares issued at a five-day average price, or an approximation of what the Company and the Consultant agree to be fair and correct, so as to ensure that the total amount of shares issued shall equal approximately $25,000 each six months, or an equally agreed upon number of shares, as determined between the Company and the Consultant.  The 2015 agreement has a term of two years, until January 2, 2017, with an option to extend at that time.

As of March 31, 2015, the accounts payable and accrued interest – related parties balance represents expenses which were primarily paid directly to current and former officers of the Company. As of March 31, 2015, the accounts payable and accrued interest – related parties balance was composed of $53,084 in accrued salaries and expenses payable to the Company’s current Chief Executive Officer, as well as expenses payable to a consulting company owned by the Company’s current Chief Executive Officer.

NOTE 8-STOCKHOLDERS' EQUITY

Preferred Stock Series A

There are 20,000,000 shares of authorized preferred stock.  During 2011, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to the Company’s former Chief Executive Officer for services.  The shares are convertible into 51% of outstanding common stock, hold 66 2/3% voting rights, and do not receive dividends.  The Company evaluated the preferred stock under ASC 718-10-25, ASC 480-10-25, and ASC 815-10-25, and determined that equity classification was appropriate.  As the conversion option can be exercised into 51% of the outstanding shares of the Company, the Company determined that the holder of the preferred shares receives additional value each time the Company issues common shares, thereby increasing the number of common shares the preferred shares can be converted into.  As a result, the Company has determined the incremental value given to the preferred shareholder upon additional issuances of common shares should be recorded at fair value and charged to expense.  For the three months ended March 31, 2015, the Company issued an aggregate of 17,073,485 shares.  The Company determined the aggregate incremental cost of the share issuance to be $195,192.

Common Stock

For the three months ended March 31, 2015, the Company sold an aggregate of 10,100,000 shares of the Company’s common stock to third parties.  The aggregate purchase price was $61,800.

On March 10, 2015, a third party converted $12,000 of principal of a note dated September 5, 2014 into 2,181,818 shares of the Company’s common stock.

On March 25, 2015, a third party converted $12,500 of principal of a note dated September 18, 2014 into 3,125,000 shares of the Company’s common stock.

For the three months ended March 31, 2015, the Company issued 1,666,667 shares of the Company’s common stock to a former officer of the Company for consulting services.  The shares were valued at $12,500.

Stock Options

As of March 31, 2015, the exercisable option balance was 13,000,000.

For the three months ended March 31, 2015, the Company recognized stock option expense of $0.

The following table summarizes the Company’s stock options:

	Options	Weighted Average Exercise Price	Exercisable	Weighted Average Remaining Life
Balance, December 31, 2014	65,166,667	$0.02	65,166,667	0.33 years
Granted	-	-
Expired	(52,166,667)	0.01
Exercised	-	-
Cancelled	-	-
Balance, March 31, 2015	13,000,000	0.07	13,000,000	0.28 years

NOTE 9-FAIR VALUE MEASUREMENTS

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

Level 2: Pricing inputs other than quoted market prices included in Level 1 that are based on observable market data and are directly or indirectly observable for substantially the full term of the asset or liability.  These include quoted market prices for similar assets or liabilities, quoted market prices for identical or similar assets in markets that are not active, adjusted quoted market prices, inputs from observable data such as interest rate and yield curves, volatilities or default rates observable at commonly quoted intervals, or inputs derived from observable market data by correlation or other means.

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

Other Liability

As a result of the above Debt Settlement Agreement and Royalty Agreement, the Company reversed the Make Whole Liability and recognized a current liability of $660,000 for the effective elimination of the obligation to fulfill requirements under the Make Whole Liability obligation.  Through March 31, 2015, the Company has recognized a total of $124,250 in royalty expense related to the amended agreement.  See Note 7 for further details regarding the Make Whole Liability.

Derivative Liabilities

The estimated fair value of the derivative liabilities were calculated using the Black-Scholes option pricing model (See Note 10).

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and March 31, 2015, respectively:

	December 31, 2014 and March 31, 2015, respectively
Description	(Level 1)	(Level 2)	(Level 3)	Total Carrying Value
Other liability - 2014	$660,000	$-	$-	$660,000
Derivative liability - 2014	$-	$-	$-	$-
Other liability - 2015	$660,000	$-	$-	$660,000
Derivative liability - 2015	$-	$-	$90,117	$90,117

NOTE 10-DERIVATIVE LIABILITIES

On July 28, 2014, the Company issued a convertible promissory note to a third party in the amount of $32,250 (See Note 6).  The note is convertible after 180 days from the date of issuance at 55% of the average lowest two-day trading price of common stock during the 25 days preceding the date of conversion.  On January 24, 2015, the note became convertible.  The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value.  The derivative liability had a fair value of $32,915 as of January 24, 2015.  As a result, a discount of $32,250, an initial loss of $665, and a derivative liability of $32,915 were recorded.  On March 3, 2015, the Company repaid $8,000 of the principle amount of the note, resulting in a change of $6,852.  The change was recorded as a gain from derivatives.  As of March 31, 2015, the fair value of the derivatives was $19,891, and the change in the fair value during the period from January 24, 2015 to March 31, 2015 resulted in a recorded gain on fair value of the derivative liability of $6,172.  This resulted in a net gain of $5,507 for the period from January 24, 2015 to March 31, 2015.  For the period from January 24, 2015 to March 31, 2015, the Company also amortized the discount on the note for $25,027, with the unamortized discount being $7,223 as of March 31, 2015.

The fair value of the instrument was determined using the Black-Scholes option pricing model.  Assumptions used included: (1) 0.01% - 0.05% risk-free interest rate range, (2) expected term is until the maturity date of April 28, 2015, (3) expected volatility range of 100% - 172%, (4) zero expected dividends, (5) conversion rate range of $0.0041 - $0.0068, (6) common stock price of the underlying shares on the valuation date, and (7) number of shares to be issued if the instrument is converted at the determined exercise price.

On September 5, 2014, the Company issued a convertible promissory note to a third party in the amount of $37,500 (See Note 6).  The note is convertible after 180 days from the date of issuance at 55% of the average lowest three-day trading price of common stock during the 10 days preceding the date of conversion.  On March 4, 2015, the note became convertible.  The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value.  The derivative liability had a fair value of $34,114 as of March 4, 2015.  As a result, a discount of $37,500, an initial gain of $3,386, and a derivative liability of $34,114 were recorded.  On March 10, 2015, the third party converted $12,000 of the principal amount of the note into 2,181,818 shares of the Company’s common stock, resulting in a change of $11,035.  The change was included as a component of additional paid-in capital.  As of March 31, 2015, the fair value of the derivatives was $22,013, and the change in the fair value during the period from March 4, 2015 to March 31, 2015 resulted in a recorded gain on fair value of the derivative liability of $1,066.  This resulted in a net gain of $4,452 for the period from March 4, 2015 to March 31, 2015.  For the period from March 4, 2015 to March 31, 2015, the Company also amortized the discount on the note for $19,098, with the unamortized discount being $18,402 as of March 31, 2015.

The fair value of the instrument was determined using the Black-Scholes option pricing model.  Assumptions used included: (1) 0.01% - 0.03% risk-free interest rate range, (2) expected term is until the maturity date of June 9, 2015, (3) expected volatility range of 127% - 169%, (4) zero expected dividends, (5) conversion rate range of $0.0041 - $0.0060, (6) common stock price of the underlying shares on the valuation date, and (7) number of shares to be issued if the instrument is converted at the determined exercise price.

On September 18, 2014, the Company issued a convertible promissory note to a third party in the total amount of $50,000 (See Note 6).  The note is convertible into common stock at a discount of 50%.  On March 25, 2015, the note became convertible.  The Company analyzed these conversion options under ASC 815 “Derivatives and Hedging,” and determined that these instruments should be classified as liabilities and recorded at fair value.  The derivative liability had a fair value of $65,089 as of March 25, 2015.  As a result, a discount of $50,000, an initial loss of $15,089, and a derivative liability of $65,089 were recorded.  On the same day the note became convertible, the third party converted $12,500 of the principal amount of the note into 3,125,000 shares of the Company’s common stock, resulting in a change of $ 16,272.  The change was included as a component of additional paid-in capital.  As of March 31, 2015, the fair value of the derivatives was $48,214, and the change in the fair value during the period from March 25, 2015 to March 31, 2015 resulted in a recorded gain on fair value of the derivative liability of $603.  This resulted in a net loss of $14,486 for the period from March 25, 2015 to March 31, 2015.  For the period from March 25, 2015 to March 31, 2015, the Company also amortized the discount on the note for $13,927, with the unamortized discount being $36,073 as of March 31, 2015.

The fair value of the instrument was determined using the Black-Scholes option pricing model.  Assumptions used included: (1) 0.11% - 0.14% risk-free interest rate range, (2) expected term is until the maturity date of September 24, 2015, (3) expected volatility range of 178% - 180%, (4) zero expected dividends, (5) conversion rate range of $0.0038 - $0.0040, (6) common stock price of the underlying shares on the valuation date, and (7) number of shares to be issued if the instrument is converted at the determined exercise price.

The following table summarizes the Company’s derivative liabilities during the three months ended March 31, 2015:

Derivative liabilities–convertible notes	Amount
Derivative liabilities as of December 31, 2014	$-
Derivative liabilities recognized as debt discount	119,750
Change in fair value of derivative liabilities	4,527
Change of derivative liabilities due to principal payment	(6,852)
Settlement of derivative liabilities due to conversion of related notes	(27,308)
Derivative liabilities as of March 31, 2015	$90,117

NOTE 11-SUBSEQUENT EVENTS

On April 7, 2015, the Company entered into a stock purchase agreement with a third party for the purchase of 2,500,000 shares of the Company’s common stock for a purchase price of $12,500.

On April 13, 2015, the Company increased its common shares reserve, as related to a note dated November 5, 2014, from 16,535,000 common shares to 45,000,000 common shares, as a result of the decline in the Company’s stock price.

On April 15, 2015, the Company received a Notice of Default from KBM Worldwide, Inc., which states that due to the Company’s failure to file its Annual Report on a timely basis, the Company is in default under Convertible Promissory Notes held by KBM Worldwide, Inc.  As a result, the related outstanding principal balance, which amounted to a total of $122,500 prior to default, was increased by 150% to $183,750.  This default balance, along with accrued default interest, is due to KBM Worldwide, Inc.  In addition, KBM Worldwide, Inc. has the right to convert the default balance into shares of the Company’s common stock.

Effective April 28, 2015, the Company and a third party amended the maturity date of the note dated July 28, 2014.  The amended maturity date is July 28, 2015.

On April 30, 2015, a third party converted $12,500 of principal of a note dated September 18, 2014 into 3,968,253 shares of the Company’s common stock.

Also on April 30, 2015, a third party converted $12,000 of principal of a note dated September 5, 2014 into 3,157,895 shares of the Company’s common stock.

On May 1, 2015, the Company entered into a consulting agreement with a third party.  Pursuant to the agreement, the Company shall issue to the consultant 2.5 million shares of the Company’s common stock as full consideration for all services to be performed.

Also on May 1, 2015, the Company entered into a stock purchase agreement with a third party for the purchase of 1,000,000 shares of the Company’s common stock for a purchase price of $5,000, of which $2,000 was paid directly to Sannabis SAS, and the remaining $3,000 was received by the Company.

On May 7, 2015, the Company entered into a stock purchase agreement with a third party for the purchase of 1,636,364 shares of the Company’s common stock for a purchase price of $4,500.

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

We are a development stage enterprise. To-date, we have incurred significant losses from operations, and at March 31, 2015, had an accumulated deficit of approximately $28 million. At March 31, 2015, we had $567 of cash and cash equivalents. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary.

Results of Operations

The Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue was $-0- for the three months ended March 31, 2015 and 2014.

Operating expenses increased to $286,655 for the three months ended March 31, 2015, compared to $106,028 for the three months ended March 31, 2014. The increase was primarily due to a substantial increase in our general and administrative expenses, as well as royalty and geology and engineering costs related to the exploration of our mining property.

Net loss increased to $360,093 for the three months ended March 31, 2015, from $113,955 for the three months ended March 31, 2014 due primarily to a substantial increase of general and administrative expenses, as well as the royalty and engineering costs associated with the exploration of our mining property.

Liquidity and Capital Resources

Our cash and cash equivalents balance at March 31, 2015 was $567 as compared to $1,627 at December 31, 2014.

The Company anticipates future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares. There is no assurance that this series of events will be satisfactorily completed.

Cash Flow Information For The Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Cash flows used in operating activities was $73,840 for the three months ended March 31, 2015 as compared to cash flows used in operating activities of $42,883 for the three months ended March 31, 2014.  The increase in our cash flows used in operating activities was primarily related to our increased net loss for the period, as well as increased amounts of stock issued for compensation.

Cash flows used in investing activities was $21,380 for the three months ended March 31, 2015 as compared to $17,763 for the three months ended March 31, 2014.  The increase in our cash flows used in investing activities was primarily due to an equity investment made by the Company in an amount of $16,700.

Cash flows provided by financing activities was $94,160 for the three months ended March 31, 2015 as compared to $72,403 for the three months ended March 31, 2014.  The increase in our cash flows provided by financing activities was primarily due to an increase in the issuance of our common stock for cash, as well as an increase of proceeds received on notes payable.

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

During the three months ended March 31, 2015, we did not generate any revenue. Because we have been unable to generate cash flows sufficient to support our operations, we have been dependent on debt and equity financing. In addition to negative cash flows from operations, we have experienced recurring net losses, and have an accumulated deficit of approximately $28 million. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the same person), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2015, the Company sold an aggregate of 10,100,000 shares of the Company’s common stock to third parties.  The aggregate purchase price was $61,800.

On March 10, 2015, a third party converted $12,000 of principal of a note dated September 5, 2014 into 2,181,818 shares of the Company’s common stock.

On March 25, 2015, a third party converted $12,500 of principal of a note dated September 18, 2014 into 3,125,000 shares of the Company’s common stock.

For the three months ended March 31, 2015, the Company issued 1,666,667 shares of the Company’s common stock to a former officer of the Company for consulting services.  The shares were valued at $12,500.

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

* Previously filed with Form S-1 Registration Statement

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2015.

New Colombia Resources, Inc.

By: /s/ John Campo

John Campo, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

/s/ John Campo

President, Chief Executive Officer,

May 20, 2015

John Campo

Chief Financial Officer and Director

Date

Title